Form 10-Q
period 1994-12-31
ANALYSIS & TECHNOLOGY INC
filed 1995-02-10
CIK 310876

Analysis & Technology, Inc.
                                 Route 2, Technology Park
                                 North Stonington, CT  06359

                                 10 February 1995

Securities and Exchange Commission
450 Fifth Ave., NW
Washington, DC  20549

Dear SEC Staff:

    Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached Form 10-Q.


                                 Sincerely,


                                 ANALYSIS & TECHNOLOGY, INC.
                                 David M. Nolf
                                 Executive Vice President

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period ended DECEMBER 31, 1994

Commission File No. 0-14161;


ANALYSIS & TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

TECHNOLOGY PARK, ROUTE 2, NORTH STONINGTON, CONNECTICUT 06359
(Address of principal executive office) (zip code)

(203) 599-3910
(Registrant's telephone number, including area code)

CONNECTICUT
(State or other jurisdiction of incorporation or organization)

IRS Employer Identification No., 95-2579365


YES, the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of the close of business February 6, 1995, the registrant had outstanding 2,364,106 shares of Common Stock.

                           CONTENTS

                                                      PAGE

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements              1

            Item 2.   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations         5


PART II.    OTHER INFORMATION REQUIRED IN REPORT

            Item 1.   Legal Proceedings                 9

            Item 2.   Changes in Securities             9

            Item 3.   Defaults Upon Senior
                      Securities                        9

            Item 4.   Submission of Matters to a
                      Vote of Security Holders          9

            Item 5.   Other Information                 9

            Item 6.   Exhibits and Reports on
                      Form 8-K                          9