Form 10-Q/A
period 1994-12-31
ANALYSIS & TECHNOLOGY INC
filed 1995-03-02
CIK 310876

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Unaudited)
For the Quarters and Nine-Month Periods Ended
December 31, 1994 and 1993
(Amounts in Thousands Except Per Share Amounts)

                      Three Months Ended     Nine Months Ended
                      December 31,           December 31,
                      1994       1993        1994    1993

Revenues              $ 32,794   $32,622     $96,757 $96,702

Costs & expenses        31,368    31,328      92,708  92,797

  Operating earnings     1,426     1,294       4,049   3,905

Other deductions:
  Interest expense, net    119       149         409     460
  Interest income          (12)      (22)        (15)    (40)
  Other, net                74        65         156     288

                           181       192         550     708

Earnings before income   1,245     1,102       3,499   3,197
taxes

Income taxes               538       442       1,478   1,350

  Net earnings         $   707    $  660      $2,021  $1,847

Earnings per common and
  common equivalent
  share               $   0.28   $  0.27     $  0.82 $  0.79

Weighted average shares
  and common equivalent
  shares outstanding
  during the period      2,495     2,457       2,470   2,334

See accompanying notes to quarterly consolidated financial statements.


              ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                  Consolidated Balance Sheets (Unaudited)
                          (Amounts in Thousands)

                             December 31, 1994      March 31, 1994
ASSETS

Current assets:
Cash and cash equivalents    $       645            $       729
Contract receivables              22,012                 24,418
Notes and other
 receivables                         780                    371
Prepaid expenses                   1,034                    839

Total current assets              24,471                 26,357

Property, buildings, and
 equipment, net                   15,736                 15,680

Other assets:
Goodwill                           6,892                  6,314
Deposits and other
 receivables                         437                    469
New product development
 costs, net                        7,745                  5,319
Other                              3,123                  2,615

                                  18,197                 14,717

Total assets              $       58,404         $       56,754

LIABILITIES AND
 SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings     $           29         $          594
Current installments of
 long-term debt                      300                    286
Accounts payable                   2,877                  3,297
Accrued expenses                   6,993                  7,181
Dividends payable                    -                      556
Deferred income taxes              1,017                  1,132

Total current liabilities         11,216                 13,046

Long-term debt, excluding
 current installments              4,486                  4,345
Deferred income taxes              3,467                  2,787
Other long-term
 liabilities                       2,332                  2,134

Total liabilities                 21,501                 22,312

Shareholders' equity:
 Common stock, $.125
 stated value; Authorized
 7,500,000 shares;issued
 2,361,437 shares at
 December 31, 1994 and
 2,149,708 at March 31,
 1994.                               295                    290
Additional paid-in capital         9,153                  8,718
Retained earnings                 27,455                 25,434

Total shareholders' equity        36,903                 34,442

Total liabilities and
 shareholders' equity          $  58,404            $    56,754


See accompanying notes to quarterly consolidated financial statements

           ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited)
    For the Nine-Month  Periods Ended December 31, 1994, and 1993
                      (Amounts in Thousands)
                             December 31, 1994   December 31, 1993
Operating activities:
Net earnings                 $     2,021         $     1,847

Adjustments to reconcile net
 earnings to net cash
 provided by operating
 activities:
Depreciation and
 amortization of fixed assets      1,981               2,230
Amortization of goodwill             320                 206
Loss on sale of equipment             23                 139
Advance from customer                (30)                198

Decrease (increase) in:
Contract receivables               2,429               1,172
Accounts receivable-other           (409)                 91
Prepaid expenses                    (194)               (946)
Other assets                        (474)               (596)

Increase (decrease) in:
Accounts payable and accrued        (608)             (1,566)
Deferred income taxes                565                 674
Other long-term liabilities          197                 358

Net cash provided by operating
 activities                        5,821               3,807

Investing activities:
Additions to property, buildings,
 and equipment                    (2,054)             (2,010)
New product development costs     (2,377)             (1,928)
Proceeds from the sale of
 equipment                             7                  62
Acquisition of business units
 (net of cash acquired)             (986)               (338)

Net cash used in investing
 activities                       (5,410)             (4,214)

Financing activities:
Net repayments of short-term
 borrowings                         (534)               (152)
Proceeds from long-term debt         365                 (53)
Principal payments on long-term
 debt                               (210)               (310)
Proceeds from sale of common stock   440               1,341
Dividends paid                      (556)               (474)

Net cash provided (used) by
 financing activities               (495)                352

Decrease in cash and cash
 equivalents                         (84)                (55)
Cash and cash equivalents:
 Beginning of period                 729                 314

 End of period                    $  645             $   259

See accompanying notes to quarterly consolidated financial statements.

              ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                          December 31, 1994


Notes to Consolidated Financial Statements

1. The information furnished in the accompanying unaudited consolidated Statements of Earnings, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflects all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report for the year ended
March 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

 A summary of comparative results for the quarters and nine-month periods ended December 31, 1994 and December 31, 1993 is as follows:

                      Three Months Ended December 31,     Percent
                      1994             1993               Change
Revenues              $ 32,794,000     $ 32,622,000        0.5
Operating earnings       1,426,000        1,294,000       10.2
Earnings before
 income taxes            1,245,000        1,102,000       13.0
Net earnings               707,000          660,000        7.1
Earnings per common
 and common equivalent
 share                        0.28             0.27        3.7
Weighted average
 shares and common
 equivalent shares
 outstanding during
 the period               2,495,000       2,457,000        1.5

                    Nine Months Ended December 31        Percent
                       1994            1993              Change
Revenues               96,757,000      96,702,000        0.1
Operating earnings      4,049,000       3,905,000        3.7
Earnings before income
 taxes                  3,499,000       3,197,000        9.4
Net earnings            2,021,000       1,847,000        9.4
Earnings per common and
 common equivalent
 share                       0.82            0.79        3.8
Weighted average
 shares and common
 equivalent shares
 outstanding during
 the period             2,470,000       2,334,000        5.8



  Revenues increased 0.5% to $32.8 million for the three months ended December 31, 1994 from $32.6 million for the three months ended December 31, 1993. For the nine-month period ended December 31, 1994 ( the first nine months of fiscal 1995), revenues increased 0.1% to $96.8 million compared with $96.7 million in the first nine months of fiscal 1994. Although the Company's labor related revenues increased for the quarter and nine-month period compared with the same periods in the prior year, this increase was offset by a decrease in non labor related revenue for the current quarter and nine-month period of $1.0 million and $2.1 million, respectively. The decrease in non labor revenue was primarily due to reduced purchases of components by the Company's subsidiary General Systems Solutions, Inc. (GSS) under its original contracts to provide minesweeping gear to the U. S. Navy. While GSS began work on a follow-on contract in the current quarter, purchases of components were less than the prior year. Progress by GSS on commercial implementation of the On-line Registration System
(OLRS) moved more slowly than anticipated in New York and California during the third quarter although OLRS implementation in New Jersey progressed well.

  For the quarter and nine-month period ended December 31, 1994, operating earnings were $1.4 million and $4.0 million compared with $1.3 million and $3.9 million in the comparable quarter and nine-month period in fiscal 1994.

  The operating margins for the quarter and nine-month period ended December 31, 1994 were 4.3% and 4.2% compared with 4.0% in both the prior fiscal quarter and nine-month period. For the current quarter and nine-month period, higher fees earned in the Company's field services operations and in its traditional Navy business were offset in part, by contract overruns on naval air work in the Company's subsidiary, Continental Dynamics, Inc.,
(CDI). Delays in award of anticipated new naval air work may adversely affect future revenues and earnings. The Company's level of expenditure for new business diversification initiatives was approximately the same in the fiscal 1995 and fiscal 1994 periods. The Company plans to continue such expenditures and anticipates that future margins will be affected.

  The net amount of interest expense, interest income and other, net expense as a percentage of revenue remained constant at 0.6% for both the current and prior year quarter and nine-month period ended December 31, 1994 compared with 0.7% for the nine-month period ended December 31, 1993. Interest expense, net of interest income, was 0.4% for both the current and prior year quarter and decreased to 0.4% for the current nine-month period compared with 0.5% in the prior year period. The decrease was primarily the result of an improvement in the Company's collection period as discussed more fully below (see Liquidity and Capital Resources). Other, net expense remained constant for the current quarter compared with the prior year quarter. The decrease in other, net expense in the nine-month period was due to the offsetting effect of higher earnings reported by the Company's joint venture with Brown & Sharp Manufacturing Company, Automation Software Inc.,(ASI). Higher earnings were due, in part, to a key person insurance payment resulting from the death of ASI's president. The effect of this payment, net of expenses, on the Company's earnings was $115,000.

  Earnings before income taxes were $1.2 million and $3.5 million for the third quarter and the first nine months of fiscal 1995 as compared with $1.1 million and $3.2 million for the same periods in the prior fiscal year.

  The Company's effective tax rate was 43.1% for the third quarter and 42.2% for the first nine months of fiscal 1995 compared with 40.1% and
42.2 % for the third quarter and first nine months of fiscal 1994. The higher effective tax rate in the current fiscal quarter ended
December 31, 1994 and the lower than average rate in the prior year quarter were primarily the result of the changes in earnings of the Company's ASI joint venture. Because the Company's share af ASI's income is reported on an after tax basis and is not included in the Company's taxable income, changes in level of income change the Company's effective tax rate.

  Net earnings were $707 thousand and $2.0 million for the third quarter and first nine months of fiscal 1995 as compared with net earnings of $660 thousand and $1.8 million in the third quarter and first nine months of fiscal 1994.

  Earnings per share were $0.28 and $0.82 in the third quarter and first nine months of fiscal 1995 as compared with $0.27 and $0.79 in the same prior year periods. The weighted average number of shares and equivalent shares outstanding were 2.5 million in the third quarter, the first nine months of fiscal 1995 and the prior year quarter. For the first nine months of fiscal 1994 the average number of shares and equivalent shares outstanding were 2.3 million.

  The increase in the number of common stock equivalent shares outstanding for the nine-month period is principally due to the exercise of stock options and an increase in the average price of the Company's stock, which increased the average number of common equivalent shares attributable to stock options.

Liquidity and Capital Resources

  For the nine-month period ended December 31, 1994, net cash provided from operating activities, which totaled $5.8 million, benefited from a decrease in contract receivables of $2.4 million. The decrease in contract receivables was due primarily to a reduction in the period of time to be paid by the Government's paying offices and by improvements in invoice processing by the Company's subsidiaries.

  Contract receivables totaled $22.0 million at December 31, 1994,
$24.4 million at March 31, 1994 and $22.4 million at December 31, 1993 and represented 38%, 43% and 41% of total assets at each of those dates. The average period for payment to the Company was 61 days at December 31, 1994, 66 days at March 31, 1994 and 62 days at December 31, 1993.

  For the nine-month period ended December 31, 1994, net cash used in investing activities totaled $5.4 million. There were three primary uses of this cash. The first was for the purchase of equipment and leasehold improvements totaling $2.1 million. The second was for software product development costs associated with the vehicle on-line registration system being developed by GSS. Software product development costs, net of amortization, totaled $2.4 million. Other uses of cash for investing activities included $986,000 for acquisitions, including a final contingent payment to the former owners of the Company's subsidiary, Continental Dynamics, Inc. and the purchase of a small software development company in the Naval Architecture industry.

  Net cash used for financing activities for the nine-month period ended December 31, 1994 totaled $495 thousand. The primary use of cash was to repay borrowings under the Company's revolving credit agreements and to pay dividends.

  Any capital needs not satisfied by cash generated from operations will be met with money borrowed by the Company under its revolving credit agreements. The total funds available to the Company under these agreements at December 31, 1994 was $20 million. Borrowings under the Company's banking agreements were $1.0 million at December 31, 1994, $1.2 million at March 31, 1994 and $875 thousand at December 31, 1993.

  It is anticipated that the Company's existing cash together with cash provided by operating activities and its revolving credit agreements will be sufficient to meet normal working capital requirements for the foreseeable future. As of December 31, 1994 the Company does not have any major capital commitments.

  The Company believes inflation has not had a material effect on its business.

Part II.  OTHER INFORMATION REQUIRED IN REPORT


Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

              4A    First Amendment to Revolving Credit
                    and Term Loan Agreement and Revolving
                    Credit Note as of December 9, 1994

         b.  Reports - none.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ANALYSIS & TECHNOLOGY, INC.


Date:  February 10, 1995
       /s/Gary P. Bennett
       President and CEO


Date:  February 10, 1995
       /s/David M. Nolf
       Executive Vice President

                               Exhibit Index



Exhibit
Number             Description of Documents

4A                 First Amendment to Revolving Credit and
                   Term Loan Agreement and Revolving
                   Credit Note as of December 9, 1994


27                 Financial Data Schedule