Form 10-K
period 1995-03-31
ANALYSIS & TECHNOLOGY INC
filed 1995-06-29
CIK 310876

===============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED: MARCH 31, 1995

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER: 0-14161

                                ---------------

                          ANALYSIS & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CONNECTICUT                                       95-2579365
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                 ROUTE 2
              P.O. BOX 220
    NORTH STONINGTON, CONNECTICUT                                 06359
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 599-3910

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   COMMON STOCK,
                                                              NO PAR VALUE

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes /x/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((xi) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / [Added in Release No. 34-28869 (Paragraph 84,709), effective May 1, 1991, 56 F.R. 7242.]

     The aggregate market value of the common stock held by shareholders considered by the registrant for this purpose to be non-affiliates of the registrant on June 20, 1995 was approximately $29,292,794, based upon the last reported sales price of the common stock on the NASDAQ National Market System on that date.

     Number of shares of common stock, no par value, outstanding at June 20, 1995: 2,377,390

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are hereby incorporated herein by reference:

     Certain information in Parts I and II of the Form 10-K is incorporated by reference from the registrant's 1995 Annual Report to shareholders.

     Certain information in Part III of the Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on August 8, 1995.
===============================================================================

                                     PART I
ITEM 1.  BUSINESS.

General

                 Analysis & Technology, Inc. ("A&T") was incorporated in Connecticut in 1969. A&T initially provided tactical analysis to the Office of Naval Research and sonar analysis to the Naval Underwater Systems Center, now known as the Naval Undersea Warfare Center. During the past twenty-six years, A&T and its subsidiaries ("the Company") have expanded the Company's business to provide engineering services, interactive multimedia systems, and information technology services for the military, civil government agencies, and private industry.

                 The Company is implementing a strategic plan to continue building its business with the Department of Defense while transferring its technologies in interactive multimedia and information processing to additional government and commercial markets. In recent years, the Company has created several new business units through internal development and acquisition in connection with the implementation of this strategic plan, and may create additional business units in the future.

                 A&T has the following wholly owned subsidiaries:

                 - Applied Science Associates, Inc. ("ASA"), which designs and implements training programs and provides system analysis and human factors engineering services to private industry and government;

                 - General Systems Solutions, Inc. ("GSS"), which provides computer-driven systems for civil and military applications and is developing and implementing transaction processing systems;

                 - Analysis & Technology Australia Pty. Ltd. and Analysis & Technology International Corporation, each of which provide training systems to international markets;

                 - Integrated Performance Decisions, Inc. ("IPD"), which develops and implements performance decision software products for U.S. Navy (the "Navy") customers and provides software and information technology products and services for commercial customers. In fiscal 1995, IPD formed a Canadian subsidiary, Numerical Decisions Group Inc., to perform similar work, primarily for the Canadian Government; and

                 - Prism-Dae, Inc. and Continental Dynamics, Inc. ("CDI") which are companies with limited resources holding contracts with the Federal Office of Personnel Management for services in government training and information resource management. Most work contracted through these companies is subcontracted to other business units in A&T. CDI actively provided manpower development training, information resource management, engineering management, program management and engineering consulting until April 1995, when its staff was transferred to other A&T business units.

                 The principal office and corporate offices of the Company are in North Stonington, Connecticut. The Company presently employs 1,535 full-time employees at 39 offices in 12 states, Australia and Canada.

                 In February 1986, the Company conducted an underwritten public offering of its common shares. Since that time, the Company's stock has traded on the NASDAQ National Market under the symbol AATI.

Products and Services

                 The Company provides professional and technical services to commercial and government clients. The three main categories of the Company's business are: engineering services, interactive multimedia systems, and information technology. Although separately described below, these categories overlap and should not be considered separate and distinct areas of business.

ENGINEERING SERVICES

                 The Company provides engineering services primarily for the Navy and, to a lesser extent, for other military and government agency customers. The Company's revenue from engineering services for fiscal 1995 was approximately $94 million.

                 Company engineers and analysts assist the Navy in the definition, design, and specification of new shipboard systems and upgrades to existing systems. For example, they may assess the performance of current and proposed systems under geographically diverse combat conditions and alternative ship design configurations. They also evaluate new technologies for potential use in future Navy combat systems. With respect to testing and evaluation, they design at-sea tests and evaluate system performance for Navy combat systems. They also participate in at-sea tests and support and evaluate the computer analysis of performance test data.

                 The development and revision of tactical doctrine for the Navy's submarines and surface ships is supported by the Company. Much of this work involves planning and evaluating exercises at sea; deriving information on system, platform, and battle group performance; and incorporating this information into applicable tactical doctrine.

                 Company engineers provide systems engineering, development, acquisition, and life-cycle logistics support to the Navy. A prototype system that has been shown to meet its performance objectives requires additional systems engineering, development, acquisition, and full life-cycle support if it is to be introduced to the fleet and kept operational and up-to-date. Company engineers are also closely involved in incorporating commercial off-the-shelf (COTS) technology into naval systems. The Navy has strongly endorsed COTS technology as a means for significantly reducing the costs of system development, update, and maintenance.

                 Company engineers and technicians also provide hardware design and engineering, human factors engineering, system- level integration, and software performance analysis for new submarine, surface ship, and airborne systems. They are involved in the fleet integration and certification of new systems that have entered full-scale production, and perform on-board checks, alter electronic equipment configurations, and install and test systems. They groom and repair naval systems dockside, at sea, and at the Company's facilities.

                 New special-applications hardware is fabricated by Company personnel using computer-aided design systems where appropriate. They also rebuild and refurbish used equipment. A&T's GSS subsidiary supports the Navy in the design, development, fabrication, and pre-delivery testing of mechanical minesweeping systems.

                 In addition to engineering and hands-on system support, Company engineers provide related planning and management support, including logistics planning, equipment acquisition management, parts inventory control, facilities design, and technical design drawings and illustrations. They write and verify test procedures for many of the electronic systems on submarines and surface ships, and prepare operator and maintenance manuals for shipboard systems.

INTERACTIVE MULTIMEDIA SYSTEMS

                 The Company provides interactive multimedia system design, development, and evaluation services. These services frequently are provided for training applications. The Company also develops paper-based and instructor-led training programs. This multimedia/training work is done for defense, civil government, and commercial customers and generated approximately $18 million of the Company's revenue in fiscal 1995.

                 Interactive multimedia systems combine multimedia content, including computer-generated graphics and animation, full motion video and high fidelity audio, with applications software, computer-based networks, and enterprise-wide data bases. These systems are developed using the combined talents of the Company's computer, communication, training, and subject matter experts. Interactive multimedia-based training allows students to proceed at their own pace, at their own work site and, in general, achieve training objectives more quickly than with non-interactive forms of training.

                 When working with defense customers, Company training specialists provide training materials and systems for submarine, surface ship, and aircraft systems. This includes combat systems training in classrooms, dockside, and on-board ship. They coordinate the development of operationally accurate instruction materials, compile system modeling data, and develop training scenarios. When working with civil government and commercial customers, they provide a variety of custom training and performance support systems, with strengths in medical training, sales training, equipment repair technician training, and equipment maintenance procedures training.

                 The Company's interactive multimedia group currently includes personnel providing interactive multimedia products and services within the Company's defense-related operations and in the Company's subsidiaries, ASA and IPD.

INFORMATION TECHNOLOGY

                 The Company provides system integration and computer-based information technology products and services, including advanced software, data base management, local and wide area networks, and telecommunication services for government and commercial customers. The Company's revenue from information technology products and services for fiscal 1995 was approximately $20 million.

                 Company software engineers perform real-time object oriented applications programming in an open architecture environment. They support the design and development of systems for the automatic, event-triggered, computation and analysis of tactical data. They develop, integrate, document, and test software and develop computerized tactical performance aids for submarines, surface ships, aircraft, and land-based facilities.

                 Information technology services are provided to support complex systems, programs, and organizations for the Navy and other customers. These systems track and assess numerous activities and events, support risk analysis and decision making, and fulfill extensive reporting requirements. Company software engineers and programmers develop and maintain computerized data bases for acquisition strategy development and engineering assessment of decision options. They also support program planning and scheduling, engineering change assessment and control, inventory control, equipment maintenance, financial control and budget justification, and documentation libraries.

                 A&T's GSS subsidiary provides transaction processing software and systems, including computer network, data base, and telecommunications system design and implementation. The GSS On-Line Registration System (OLRS) enables users to register vehicles from their office over a personal computer network operated by GSS and linked to the mainframe at a state's Department of Motor Vehicles. OLRS is operational in Connecticut, New York and New Jersey for lease and rental companies and is also available to new car dealers in New York. In addition to OLRS, GSS has agreements for processing New York custom license plate requests and for identifying Connecticut uninsured motorists.

                 Written contracts and final system approval were required in each state before OLRS commenced commercial operation. The agreements between GSS and each state motor vehicle department were individually negotiated. In each case, the contract terms include non-exclusivity provisions and provisions permitting termination by the agencies on short notice.

                 A&T's IPD subsidiary provides software services and products to various Navy and commercial customers.

                 Automation Software Incorporated ("ASI"), the Company's joint venture with Brown & Sharpe Manufacturing Company, provides software to the precision measurement (metrology) industry for data collection and analysis and to the factory automation market for inspection and manufacturing operations.

Contracts

                 The Company generates a substantial amount of its revenue from contracts with agencies of the U.S. Government (the "Government"). Government contracts obtained by the Company are generally competitive in nature and are usually awarded on the basis of price and technical capability. Contracts typically provide for either a general range of tasks to be performed over a number of years or for specific services to be provided over a shorter period. While task-type contracts have an absolute dollar ceiling, the customer has complete discretion to allocate the funds among the range of contracted tasks. Additionally, many of the Company's contracts require the issuance of delivery orders, the periodic addition of funds, or the exercise of annual options by the customer.

                 The Company's contracts with the Government typically are structured as one of the following: (i) cost- reimbursement; (ii) time-and-materials; or (iii) fixed-price.

                 Under cost-reimbursement contracts, the customer reimburses the Company for contracted costs within cost categories permitted by Government regulations. The Company is paid a fee in addition to its costs. Reimbursable costs include direct labor and other direct costs, allocated overhead, and general and administrative costs, but exclude interest expense, donations, and certain other costs. Indirect costs are reimbursed at the lower of actual or estimated costs, and if the Company revises its estimated costs, the revised cost estimates will be applied prospectively to previously executed cost-reimbursement contracts. The fee is either fixed at the time of award (fixed fee), at a fixed hourly rate paid as hours of service are provided (hourly fee), or is awarded based on performance, at the sole discretion of the Government (award fee). The majority of the Company's cost- reimbursement contracts are either cost plus a fixed fee or hourly fee contracts. The contracts may either require completion of defined tasks or delivery of a specific number of hours of service. The current trend continues to be to contracts of the latter type. The total of the cost and the fee cannot exceed the ceiling set forth in the contract. If a contracted task has not been completed or the specific number of hours of service have not been delivered at the time the authorized cost is expended, the Company may be required to complete the work and will be reimbursed for the additional costs but will not receive an additional fee. Alternatively, if the specific number of hours of service have not been delivered at the time the authorized cost is expended, the fee may be prorated proportionately to the number of hours actually provided. To date, the impact of such revisions has been small.

                 Under time-and-materials contracts, the customer pays a fixed rate per hour for a specified number of hours. These fixed rates are intended to cover salary costs attributable to work performed on the contract and related indirect expenses, as well as a fee. To the extent the Company's costs differ from those assumed in the fixed rate, the Company may experience higher or lower profit margins than anticipated, or may realize a loss. The Company is reimbursed separately for other direct costs without any profit or fee.

                 Under fixed-price contracts, the customer pays a specific price for services or products. The Company bears the risk that increased or unexpected costs may reduce its profit or cause it to sustain a loss. Conversely, when costs are lower than expected, the Company may realize additional profit.

                 The revenue and earnings of the Company could be substantially affected by changes in Government procurement or fiscal policies, by reductions in Government expenditures for services or products provided by the Company, or by organizational changes within the Government or Navy which impact the Company's customer base. Additionally, procedural changes may impact the timing of the receipt of contracts and cash by the Company.

                 Government contracts are subject to termination at the convenience of the Government or for default. If a Government contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. During the entire history of the Company, the Government has never terminated any of the Company's contracts for default.

                 The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"), which can result in adjustments to contract costs and fees as well as penalties and interest costs. The Government retains a portion of the fee earned by the Company until contract completion and audit by the DCAA. See Note 3 of "Notes to Consolidated Financial Statements" on page 22 of the Company's 1995 Annual Report to shareholders. Audits of A&T by DCAA have been completed for all fiscal years through 1993 without material adjustments. In the opinion of management, the audits for fiscal years 1994 and 1995 will not result in adjustments having a material adverse effect on the Company's financial position or results of operations. However, no assurances can be given that future material adjustments will not be required.

                 Products developed by the Company under Government contracts are the property of the Government.

                 The Company's commercial contracts are generally in its interactive multimedia systems and information technologies areas. These contracts typically are structured as one of the following: (i) time-and-materials; (ii) fixed-price; or (iii) transaction-based. Time-and-materials and fixed-price contracts in the commercial environment are similar to those types of contracts with the Government as described above. Under transaction-based contracts, the Company is paid a fee for each transaction processed.

                 The Company's transaction-based contracts are primarily in the OLRS business area. When OLRS is functional within a state, each vehicle lease or rental company or automobile dealer using the system is a GSS customer and contracts with GSS directly. GSS is paid based on the number and types of transactions performed by that company. The volume and frequency of OLRS customer transactions and, therefore, revenue varies based on the particular state's vehicle registration and renewal procedures and the nature and size of the customer's business. Some types of lease or rental companies register significant numbers of new vehicles in accord with seasonal customer demand.

                 In addition to the contracts with individual lease or rental companies, agreements are needed with each state. The agreements may be between the particular state and GSS; a three-way agreement between the state, GSS and a vehicle lease or rental company association; or an agreement between the state and a vehicle lease or rental company association which in turn has an agreement with GSS. The agreements provide GSS access to the state's computer and vehicle registration records and allow GSS to sell vehicle registration transaction processing. Obtaining these agreements can be complex and time consuming.

                 The following table gives the approximate percentages of the Company's revenues realized from the four basic contract types during the periods indicated:

                                                      Fiscal Years Ended March 31,
                                                      ----------------------------

Contract Type                                    1993             1994             1995
- -------------                                    ----             ----             ----
Cost-Reimbursement                                69%              69%              70%
Time-and-Materials                                 9%              11%               6%
Fixed-Price                                       22%              19%              23%
Transaction-Based                                ----               1%               1%
                                       ------------------------------------------------
Total Company                                    100%             100%             100%



                 The Company often commits to provide non-labor items such as purchased materials, computer services, travel, and work subcontracted as part of its contract services. Non-labor items as a percentage of revenue in fiscal 1993, 1994 and 1995 were approximately 19.7%, 24.6% and 23.3%, respectively. The Company typically earns a fee on non-labor items, but at a lower fee percentage than it does on labor services. The Company sometimes commits to subcontract a portion of its work to other companies to obtain special services or materials when the Company believes that such action will give it a competitive advantage. Subcontract costs are included in the non-labor percentages provided above. Subcontracting expenses as a percentage of revenue were approximately 5.5%, 10.6%, and 9.8% in fiscal 1993, 1994, and 1995 respectively. In addition, the Company receives subcontracts from other companies on which it earns a fee comparable to a fee earned on work performed directly for the Government. In fiscal 1993, 1994, and 1995 the Company received subcontracted work from other companies for amounts representing approximately 18.5%, 12.4%, and 9.7% of its revenue, respectively.

                 Revenue under cost-reimbursement, time-and-materials, and fixed-price contracts, including applicable fee or profit, are recognized concurrently with costs incurred thereunder. Certain amounts not yet billed to customers are included in recognized revenues and in contract receivables on the balance sheet. See Note 3 of "Notes to Consolidated Financial Statements" on page 22 of the Company's 1995 Annual Report to shareholders.

Backlog

                 The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. Funded backlog consists of the aggregate revenue remaining to be earned at a given time under (a) contracts for which funding has been contractually committed to the Company in writing by a procuring Government agency; (b) requests to the Company from a procuring Government agency to commence work before execution of the written authorization under which the work is to be done; and (c) contracts with non-Government customers. Unfunded backlog is the difference between total backlog and funded backlog.

                 Funding under the Company's contracts with the Government is dependent upon congressional approval of program level funding and contracting agency approval of the funding for the Company's work. There can be no assurance that any program or contract will be funded in its entirety. During fiscal 1995, total backlog varied between $357.0 million and $418.9 million. During the year, $10.7 million of backlog expired that was not funded. Backlog at March 31, 1995 was $401.6 million, a 7.7% increase from $372.8 million a year ago. The funded and unfunded backlog of the Company varies from time to time because delivery orders, new contract awards, and extensions of existing contracts are executed at various dates throughout the year with varying periods of performance. The Company believes that year-to-year comparisons of backlog are not necessarily indicative of any revenue trends but may be indicative of the Company's ability to be competitive in its marketplaces.

                 For commercial contracts, total backlog and funded backlog are generally the same, i.e., the contracts are usually fully funded. The Company, however, attributes no backlog to GSS's transaction-based work because there are no contractually specified levels of future revenue under those contracts.

                 The Company's total backlog at March 31, 1993, 1994 and 1995 was as follows:

                                                              March 31,
                                                           (in thousands)
                                                            ------------

                                                     1993             1994             1995
                                                     ----             ----             ----
Funded Backlog                                   $ 40,003         $ 33,817         $ 33,583
Unfunded Backlog                                  320,872          338,992          367,996
                                          -------------------------------------------------
Total                                            $360,875         $372,809         $401,580


Substantially all of the funded backlog at March 31, 1995 is expected to be expended by the end of the Government's current fiscal year on September 30, 1995.

Customers

                 The Navy is the Company's principal customer, accounting for approximately 78% of the Company's revenue. Within the Navy, the Company does business with over 20 different contracting agencies and in fiscal 1995, the Company had 70 contracts with ceilings in excess of $500,000. The Company provides its services and products to numerous Navy customers including: (i) several Navy laboratories, such as the Naval Undersea Warfare Center; Coastal Systems Station, Dahlgren Division, Naval Surface Warfare Center; Carderock Division, Naval Surface Warfare Center; and the Naval Research Laboratory, each of which performs research, development, and test and evaluation functions for the Navy; (ii) acquisition commands which are responsible for procurement of ships, aircraft, weapons, major systems, and equipment, such as Naval Sea Systems Command; and (iii) operational commands which operate and maintain the ships, aircraft, weapons, and systems, such as Commander-in-Chief, U.S. Atlantic Fleet and Commander Submarine Force, Atlantic. The degree of effect, if any, on the Company's future revenues created by any changes in customer operations due to facility closings or relocations cannot be determined at this time.

                 The Company also has contracts with civil government customers. The principal civil government customer is the Office of Personnel Management which contracts with the Company for training services. Working through the Office of

Personnel Management, the Company also provides training services to other governmental entities. GSS's OLRS customers are vehicle lease and rental companies and automobile dealers. The states of Connecticut and New York are also customers of GSS for its custom plates and uninsured motorists services.

Sales and Marketing

                 The Company's marketing activities relating to government contracts are conducted by its professional and technical staff located in its various offices. This decentralized approach enables the Company's customers to communicate directly with the employees of the Company responsible for both sales and work performance and aids the Company in maintaining an awareness of customer needs, developing new business opportunities, and preparing project proposals. These marketing activities are identified and coordinated through the Company's strategic planning process, which includes the annual development and monthly update of operating plans for each existing and prospective customer organization. The corporate marketing office provides proposal development guidance, information systems, and training; data on markets, competition, and internal capabilities; marketing literature; and trade show coordination.

                 Commercial interactive multimedia systems applications are sold to a wide range of clients in the telecommunications, pharmaceutical, financial, and aerospace industries. Sales and marketing are conducted primarily from offices in Pennsylvania, the Washington, D.C. area, Florida and Connecticut. Sales and marketing for GSS are conducted primarily from its main office in Groton, Connecticut.

Competition


                 The Company's business is very competitive. There are a substantial number of large, diversified companies with greater financial resources and larger technical staffs than those of the Company that are capable of rendering services similar to those offered by the Company. The in-house capabilities of the Company's governmental customers are also, in effect, in competition with the Company since they may perform many of the types of services that might otherwise be performed by the Company. In addition, there are many smaller companies which have developed specialized capabilities in areas similar to those of the Company. As the markets in which the Company operates continue to mature, other companies continue to be attracted to them.


                 Currently, the major competitor for OLRS is CVR, Inc., an affiliated company of Automated Data Processing. CVR, Inc. primarily sells software services, including registration services to car and truck dealers. Competitors whose capital resources greatly exceed those of the Company are capable of developing OLRS products similar to those produced and marketed by the Company, and the Company is aware of vehicle registration products in development by several competitors, including IBM. OLRS customer companies may, in some instances, develop their own on-line vehicle registration products.

                 It is not possible to predict the future intensity of competition which the Company will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. However, to the extent that defense budgets are reduced, competition for remaining defense business can be expected to increase. The principal competitive factors for the Company's businesses are technical capability, price, quality of services and products, responsiveness, record of delivering on time and within budget, and reputation and familiarity of the Company and its personnel with customers. While the Company's ability to compete in defense markets is not dependent on intangible property rights such as proprietary processes, patents, or licenses, these factors do affect its ability to compete in commercial areas.

Human Resources

                 The principal resource of the Company is its 1,535 full-time employees, approximately 1,170 of whom are professional and technical personnel. Because the Company is diversifying by transferring its core competencies to new markets, the make-up of the professional and technical staff of the Company is similar for Government and commercial work and includes engineers, scientists, mathematicians, educators, analysts, and programmers.

                 The Company has no collective bargaining units and considers its employee relations to be excellent.

Government Requirements

                 The Company's ability to maintain its current base of defense and other Government business is dependent on providing employees and facilities which meet rigorous Government requirements. Each facility has a continuing program to meet applicable Government requirements and to maintain employee awareness of the paramount need for compliance with Government requirements.

ITEM 2.  PROPERTIES.

                 The Company owns its corporate office building complex on approximately 19 acres of land in North Stonington, Connecticut. The complex includes 60,330 square feet of office space. The Company also owns buildings in New London, Connecticut which provide 50,220 square feet of office and shop space, and in Butler, Pennsylvania which provides 37,000 square feet of office space and 16,000 square feet of garage space. The Company is seeking buyers for its Butler property. The Company intends to lease new space in Pennsylvania in a geographical location which will be more convenient to its customers and which will enhance its ability to recruit new employees when needed.

                 The Company leases office, shop, or warehouse space in 36 locations in 11 states, Australia and Canada totaling approximately 250,000 square feet. Approximately 14,000 square feet of office space is subleased to third parties. A summary of the Company's principal leases is as follows:

                                                            Square
Location                                                    Footage                Lease Expiration
- --------                                                    -------                ----------------
A&T
- ---
Middletown, R.I.          One Corporate Place                38,793                 06/30/99

Arlington, VA             Jefferson Davis Highway            33,958                 09/05/98

Chesapeake, VA            Greenbrier Circle                  22,912                 02/28/98

San Diego, CA             Camino Del Rio North               16,468                 08/31/99

GSS
- ---
Groton, CT                1353 Goldstar Highway              16,000                 Month-to-Month

ASA
- ---
Landover, MD              Corporate Drive                    14,500                 03/31/96


                 The Company believes its facilities and equipment are in good condition and adequate for its current business needs. The Company leases the GSS facility on a month-to-month basis, and is confident that, if necessary, it could replace such facility either with other existing Company space or by leasing other suitable facilities. The Company has not experienced, and does not anticipate experiencing, any difficulty in obtaining satisfactory facilities.

                 For additional information on the Company's leases and rental expenses thereunder, see Note 11 of "Notes to Consolidated Financial Statements" on page 27 of A&T's 1995 Annual Report to shareholders.

ITEM 3.  LEGAL PROCEEDINGS.

                 The Company is not engaged in any legal proceeding which is material to the business or financial condition of the Company nor is the property of the Company subject to any such proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

                 The names and ages of the executive officers of the Company as of June 15, 1995 are set forth below, together with the primary positions held by each such person in A&T or its subsidiaries:

Name                               Age            Position
- ----                               ---            --------
Gary P. Bennett                    53             President, Chief Executive Officer, and Director of
                                                  A&T
David M. Nolf                      52             Executive Vice President, Chief Financial and
                                                  Administrative Officer, Secretary and Director of
                                                  A&T
Thomas J. Will, Sr.                55             Executive Vice President and Corporate Development
                                                  Manager of A&T
Jay W. Ryerson                     60             Executive Vice President and Chief Operating
                                                  Officer of A&T
Gerald Snyder                      50             Senior Vice President, Planning, and Corporate
                                                  Manager of Finance and Management Information
                                                  Systems of A&T

                 Officers of A&T serve until the Annual Board of Directors Meeting following the Annual Meeting of shareholders or until their successors are chosen and qualify or until earlier resignation or removal.

                 Gary P. Bennett has been employed by A&T since 1972. He was elected President in May 1991 and served as Chief Operating Officer from 1984 until he was named Chief Executive Officer in November 1992. He was an Executive Vice President from 1978 to 1991. Mr. Bennett has been a Director of A&T since 1979.

                 David M. Nolf has been employed by A&T since 1971 and served as Senior Vice President, Finance and Administration from 1979 until May 1985 when he was elected to serve as Executive Vice President, Chief Financial and Administrative Officer and Secretary of A&T. Mr. Nolf has been a Director of A&T since 1976 and served as Chairman of the Board of Directors from 1978 to May 1985.
                 Jay W. Ryerson has been employed by A&T since 1972. Mr. Ryerson served as department manager from 1982 until he became division manager in 1985. He became a sector manager and was elected a Vice President in 1987, a Senior Vice President in 1989, and was elected Executive Vice President in 1992. In November 1992 he became A&T's Chief Operating Officer.

                 Thomas J. Will, Sr. has been employed by A&T since 1978. Mr. Will served as department manager from 1980 until he became a division manager in 1982. In 1984, Mr. Will became a sector manager. He was elected a Vice President in 1982, a Senior Vice President in 1984, and was elected Executive Vice President in 1987. He is A&T's Corporate Development Manager.

                 Gerald Snyder has been employed by A&T since 1984. Mr. Snyder served as Corporate Manager of Finance and Budgets from 1984 until he was elected Vice President, Planning in 1987. In 1991 he was elected Senior Vice President, Planning.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Corporate Information in the Company's 1995 Annual Report to shareholders.

ITEM 6.          SELECTED FINANCIAL DATA.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information
set forth under Selected Financial Data:   A Five-Year Summary in the Company's
1995 Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report to shareholders.

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth in the Consolidated Financial Statements and notes on pages 17 through 28 of the Company's 1995 Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item with respect to directors is incorporated by reference to the information set forth under Item 1. ELECTION OF DIRECTORS in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on August 8, 1995. Information concerning executive officers is set forth under Item 4A of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under the following headings: Compensation of Executive Officers; Option/SAR Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values; and "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on August 8, 1995.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Security Ownership of Management and 5% Shareholders in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on August 8, 1995.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 None.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.


                                                                                                Page Number in
                                                                               Page Number in     1995 Annual
                                                                                 Form 10-K          Report
                                                                                  ---------     ---------------
(a) 1.    Financial Statements

          Independent Auditors' Report                                                                29

          Consolidated Balance Sheets as of March 31, 1995 and 1994                                   17

          Consolidated Statements of Earnings for Each of the Years in the                            18
          Three-Year Period Ended March 31, 1995

          Consolidated Statements of Shareholders' Equity for Each of the                             19
          Years in the Three-Year Period Ended March 31, 1995

          Consolidated Statements of Cash Flows for Each of the Years in                              20
          the Three-Year Period Ended March 31, 1995

          Notes to Consolidated Financial Statements                                                  21

(a) 2.    Financial Statement Schedules



                 Schedules have been omitted because either: (i) such schedules are not required; or (ii) the information has been presented in the Consolidated Financial Statements or notes thereto.

(a) 3.    Exhibits (* denotes filed herewith):


EXHIBIT
NUMBER
- ------
  3(i)           Restated Certificate of Incorporation (incorporated by
                 reference to Exhibit 3A to the Registrant's Report on Form
                 10-Q, File No. 0-14161, for the quarter ended September 30,
                 1990).

  3(ii)          By-laws, Amended and Restated to February 6, 1993
                 (incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10-K, file No. 0-14161, for the year ended March 31, 1993).

  4A Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registrant's
                 Registration Statement on Form S-1, No. 33-2314), Articles 6 and 7 of the Certificate of Incorporation and Article II,
                 Article III, Sections 3 to 6, Article VI and Article VIII of the By-laws (included in Exhibits 3(i) and 3(ii), respectively).

  4B Amended and Restated Revolving Credit and Term Loan Agreement between Analysis & Technology, Inc. and Shawmut Bank
                 Connecticut, National Association formerly known as The
                 Connecticut National Bank, dated December 9, 1994
                 (incorporated by reference to Exhibit 4A to the Registrant's
                 Report on Form 10-Q, File No. 0-14161 for the quarter ended
                 December 31, 1994).

  4C(1)          Open-End Mortgage Deed and Security Agreement, dated November
                 25, 1987, and related documents between Analysis & Technology,
                 Inc. and The Connecticut National Bank.

  4D(1) Open-End Mortgage Deed and Security Agreement, dated May 30, 1986, and related documents between Analysis & Technology, Inc. and The Connecticut National Bank.

  4F(1) Open-End Mortgage, dated March 8, 1978, and related documents of Analysis & Technology, Inc. to Groton Savings Bank.

  4G(1) Notes payable, due in monthly installments, with various interest rates and maturity dates, secured by equipment.

  10A Analysis & Technology, Inc. 1983 - 1986 Stock Option Plans, as amended (incorporated by reference to Exhibits 28(b) through 28(g) of the Registrant's Registration Statement on Form S-8, No. 33-17313).

  10B Analysis & Technology, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit A to Proxy Statement, dated July 6, 1987 of Analysis & Technology, Inc.).

  10C Analysis & Technology, Inc. 1988 Stock Option Plan (incorporated by reference to Exhibit A to Proxy Statement dated July 1, 1988 of Analysis & Technology, Inc.).

  10D Analysis & Technology, Inc. 1989 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement dated July 3, 1989 of Analysis & Technology, Inc.).

  10E Analysis & Technology, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement dated July 3, 1990 of Analysis & Technology, Inc.).

  10F Analysis & Technology, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit A to Proxy Statement dated July 7, 1992 of Analysis & Technology, Inc.).

  10G Analysis & Technology, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit A to Proxy Statement dated July 8, 1994 of Analysis & Technology, Inc.).

  10H            Analysis & Technology, Inc. 1995 Stock Option Plan.
                 (incorporated by reference to Exhibit A to Proxy Statement dated July 7, 1995 of Analysis & Technology, Inc.)

  10I Amendments, dated June 30, 1989, to the Analysis & Technology, Inc. 1981 - 1986 Stock Option Plans (incorporated by reference to Exhibits 19B through 19G to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).

  10J Amendment, dated June 30, 1989, to the Analysis & Technology, Inc. 1987 Stock Option Plan (incorporated by reference to
                 Exhibit 19H to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).

  10K Amendment, dated June 30, 1989, to the Analysis & Technology, Inc. 1988 Stock Option Plan (incorporated by reference to
                 Exhibit 19I to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).

  10L* Amendment, dated December 1, 1994, to the Analysis & Technology, Inc. Savings & Investment Plan effective January 1, 1995.

  10M Amended and Restated Analysis & Technology, Inc. Savings & Investment Plan effective August 10, 1993 (incorporated by reference to Exhibit 3(ii) of the Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1994).

  10N* Amended and Restated Analysis & Technology, Inc. Employee Stock Ownership Plan dated November 21, 1994, effective January 1, 1994.

  10O Analysis & Technology, Inc. Performance Incentive Compensation Plan dated September 19, 1991 (incorporated by reference to
                 Exhibit 19B of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended September 30, 1991).

  10P* Amended and Restated Analysis & Technology Deferred Compensation Plan dated April 1, 1994, effective April 1, 1994.

  10Q* Analysis & Technology, Inc. 401(k) Restitution Plan, dated August 8, 1994, effective April 1, 1994.

  10R Joint Venture Agreement by and among Brown & Sharpe Manufacturing Company, Analysis & Technology, Inc. and Automation Software Incorporated (incorporated by reference to
                 Exhibit 10H of the Registrant's Registration Statement on Form S-1, No. 33-2314).

  10S Group Medical Reimbursement Insurance for Officers (incorporated by reference to Exhibit 10J of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No. 33-2314).

  10T Analysis & Technology, Inc. Managers' Benefit Options Plan (incorporated by reference to Exhibit 10J of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31, 1986).

  10U Analysis & Technology, Inc. Officers' Benefit Options Plan (incorporated by reference to Exhibit 10L of the Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1989).

  10V Stock Purchase Agreement, dated June 1, 1989, among Analysis & Technology, Inc., Applied Science Associates, Inc. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 on the Registrant's Report on Form 8-K, File No. 0-14161, dated June 1, 1989).

  13* Analysis & Technology, Inc. 1995 Annual Report to shareholders (required textual portions).

  22*            List of Subsidiaries of Analysis & Technology, Inc.

  24* Consent of KPMG Peat Marwick, LLP with respect to the incorporation by reference of its reports dated May 5, 1995.

  27*            Financial Data Schedule

 (1) Copies of these documents are not being filed as exhibits, since the indebtedness represented thereby does not exceed 10% of the total assets of the Company. The

Company agrees to provide copies of these documents to the Securities and Exchange Commission upon request.

                 (b)  A report on Form 8-K, dated February 17, 1995 reporting
Item 5 - Other Events, was filed by the Registrant on February 17, 1995.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Analysis & Technology, Inc.


Date:  June 21, 1995                            By: /S/ Gary P. Bennett
                                                    -------------------------
                                                    Gary P. Bennett
                                                    President and
                                                    Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Name                            Title                       Date
        ----                            -----                       ----

/S/ GARY P. BENNETT        President and Chief Executive        June 21, 1995
- ----------------------     Officer and Director (Principal
    Gary P. Bennett        Executive Officer)


/S/ DAVID M. NOLF          Executive Vice President,            June 21, 1995
- ----------------------     Chief Financial and Administrative
    David M. Nolf          Officer and Director (Principal
                           Financial Officer and Principal
                           Accounting Officer)


/S/ JAMES B. FOX           Chairman of the Board                June 21, 1995
- ----------------------
    James B. Fox


/S/ LARRY M. FOX           Director                             June 21, 1995
- ----------------------
    Larry M. Fox


/S/ NELDA S. NARDONE       Director                             June 21, 1995
- ----------------------
    Nelda S. Nardone


/S/ THURMAN F. NAYLOR      Director                             June 21, 1995
- ----------------------
    Thurman F. Naylor


/S/ DENNIS G. PUNCHES      Director                             June 21, 1995
- ----------------------
    Dennis G. Punches


INDEX TO EXHIBITS


Exhibit
Number       Description of Documents                                               Page No.
- -------      ------------------------                                               --------
  3(i)     Restated Certificate of Incorporation (incorporated by reference to Exhibit 3A to the Registrant's Report on Form 10-Q, File No.
           0-14161, for the quarter ended September 30, 1990).

  3(ii) By-laws, Amended and Restated to February 6, 1993 (incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form
           10-K, file No. 0-14161, for the year ended March 31, 1993).

  4A Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4A to Amendment No. 1 to the Registrant's Registration
           Statement on Form S-1, No. 33-2314), Articles 6 and 7 of the
           Certificate of Incorporation and Article II, Article III,
           Sections 3 to 6, Article VI and Article VIII of the By-laws
           (included in Exhibits 3(i) and 3(ii), respectively).

  4B Amended and Restated Revolving Credit and Term Loan Agreement between Analysis & Technology, Inc. and Shawmut Bank Connecticut,
           National Association formerly known as The Connecticut National
           Bank, dated December 9, 1994.  (incorporated by reference to
           Exhibit 4A of the Registrant's Report on Form 10-Q, File No.
           0-14161 for the quarter ended December 31, 1994).

  4C(l)    Open-End Mortgage Deed and Security Agreement, dated November 25,
           1987, and related documents between Analysis & Technology, Inc.
           and The Connecticut National Bank.




  4D(1)       Open-End Mortgage Deed and Security Agreement, dated May 30,
              1986, and related documents between Analysis & Technology, Inc.
              and The Connecticut National Bank.

  4F(1)       Open-End Mortgage, dated March 8, 1978, and related documents of
              Analysis & Technology, Inc. to Groton Savings Bank.

  4G(1) Notes payable, due in monthly installments, with various interest rates and maturity dates, secured by equipment.

  10A Analysis & Technology, Inc. 1983 - 1986 Stock Option Plans, as amended (incorporated by reference to Exhibits 28(b) through 28(g) of the Registrant's Registration Statement on Form S-8, No.
              33-17313).

  10B Analysis & Technology, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement, dated July 6, 1987 of Analysis & Technology, Inc.).

  10C Analysis & Technology, Inc. 1988 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement dated July 1, 1988 of Analysis & Technology, Inc.).

  10D Analysis & Technology, Inc. 1989 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement dated July 3, 1989 of Analysis & Technology, Inc.).

  10E Analysis & Technology, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement dated July 3, 1990 of Analysis & Technology, Inc.).




  10F Analysis & Technology, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement dated July 7, 1992 of Analysis & Technology, Inc.).

  10G Analysis & Technology, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement dated July 8, 1994 of Analysis & Technology, Inc.).

  10H Analysis & Technology, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement dated July 7, 1995 of Analysis & Technology, Inc.).

  10I         Amendments, dated June 30, 1989, to the Analysis & Technology,
              Inc. 1981 - 1986 Stock Option Plans (incorporated by reference to
              Exhibits 19B through 19G to the Registrant's Report on Form 10-Q,
              File No.  0-14161, for the quarter ended June 30, 1989).

  10J         Amendment, dated June 30, 1989, to the Analysis & Technology,
              Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit
              19H to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).

  10K         Amendment, dated June 30, 1989, to the Analysis & Technology,
              Inc. 1988 Stock Option Plan (incorporated by reference to Exhibit
              19I to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).

  10L*        Amendment, dated December 1, 1994, to the Analysis & Technology,
              Inc. Savings & Investment Plan effective January 1, 1995.





  10M         Amended and Restated Analysis & Technology, Inc. Savings &
              Investment Plan effective August 10, 1993 (incorporated by reference to Exhibit 3(ii) of the Registrant's Report on Form
              10-K, File No. 0-14161, for the year ended March 31, 1994).

  10N*        Amended and Restated Analysis & Technology, Inc. Employee Stock
              Ownership Plan dated November 21, 1994, effective January 1,
              1994.

  10O         Analysis & Technology, Inc. Performance Incentive Compensation
              Plan dated September 19, 1991 (incorporated by reference to
              Exhibit 19B of the Registrant's Report on Form 10-Q, File No.
              0-14161, for the quarter ended September 30, 1991).

  10P*        Amended and Restated Analysis & Technology Deferred Compensation
              Plan dated April 1, 1994, effective April 1, 1994.

  10Q*        Analysis & Technology, Inc. 401(k) Restitution, Plan, dated
              August 8, 1994, effective April 1, 1994.

  10R         Joint Venture Agreement by and among Brown & Sharpe Manufacturing
              Company, Analysis & Technology, Inc.  and Automation Software
              Incorporated (incorporated by reference to Exhibit 10H of the Registrant's Registration Statement on Form S-1, No. 33-2314).

  10S Group Medical Reimbursement Insurance for Officers (incorporated by reference to Exhibit 10J of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No. 33-2314).

  10T         Analysis & Technology, Inc. Managers' Benefit Options Plan
              (incorporated by reference to Exhibit 10J




              of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31, 1986).


  10U Analysis & Technology, Inc. Officers' Benefit Options Plan (incorporated by reference to Exhibit 10L of the Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1989).

  10V Stock Purchase Agreement, dated June 1, 1989, among Analysis & Technology, Inc., Applied Science Associates, Inc. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K, File No. 0-14161, dated June 1, 1989).

  13*         Analysis & Technology, Inc. 1995 Annual Report to shareholders
                         (required textual portions).

  22*         List of Subsidiaries of Analysis & Technology, Inc.

  24* Consent of KPMG Peat Marwick, LLP with respect to the incorporation by reference of its reports dated May 5, 1995.


 27*          Financial Data Schedule