Form 10-Q
period 1995-06-30
ANALYSIS & TECHNOLOGY INC
filed 1995-08-11
CIK 310876

===============================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1995
                              -------------------------------------------------

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                              ------------------------  -----------------------

Commission file number   0-14161
                      ---------------------------------------------------------


                           ANALYSIS & TECHNOLOGY, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Connecticut                                    95-2579365
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                  Route 2, North Stonington, Connecticut 06359
- -------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)


                                 (203) 599-3910
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
   ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business August 8, 1995, the registrant had outstanding 2,412,815 shares of Common Stock.


===============================================================================

                                    CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I.           FINANCIAL INFORMATION

                  ITEM 1.         FINANCIAL STATEMENTS                                                1

                  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS                                                          5


PART II.          OTHER INFORMATION REQUIRED IN REPORT

                  ITEM 1.         LEGAL PROCEEDINGS                                                   7

                  ITEM 2.         CHANGES IN SECURITIES                                               7

                  ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                     7

                  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                                  SECURITY HOLDERS                                                    7

                  ITEM 5.         OTHER INFORMATION                                                   7

                  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                    7

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      JUNE 30, 1995             JUNE 30, 1994
                                                      -------------             -------------
Revenues                                                 $31,671                   $31,404

Costs & expenses                                          30,117                    30,128
                                                         -------                   -------

     Operating earnings                                    1,554                     1,276
                                                         -------                   -------

Other deductions:
     Interest expense                                        184                       107
     Interest income                                         (1)                       (2)
     Other, net                                              130                        23
                                                         -------                   -------
                                                             313                       128
                                                         -------                   -------

Earnings before income taxes                               1,241                     1,148

Income taxes                                                 527                       466
                                                         -------                   -------

     Net earnings                                        $   714                   $   682
                                                         =======                   =======

Earnings per common and
     common equivalent share                             $  0.29                   $  0.28
                                                         =======                   =======

Weighted average shares and
     common equivalent shares
     outstanding during the period                       $ 2,455                   $ 2,473
                                                         =======                   =======

See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

         ASSETS                                                JUNE 30, 1995         MARCH 31, 1995
         ------                                                -------------         --------------
Current assets:
     Cash and cash equivalents                                    $   789                $   502
     Contract receivables                                          26,795                 27,816
     Notes and other receivables                                    1,099                  1,147
     Prepaid expenses                                                 687                  1,009
                                                                  -------                -------
         Total current assets                                      29,370                 30,474

Property, buildings, and equipment, net                            15,056                 15,604

Other assets:
     Goodwill, net                                                  6,788                  6,783
     Deposits and other receivables                                   362                    429
     Product development costs, net                                 9,059                  8,532
     Other                                                          3,457                  3,227
                                                                  -------                -------
                                                                   19,666                 18,971
                                                                  -------                -------

     TOTAL ASSETS                                                 $64,092                $65,049
                                                                  =======                =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                        $   404                $     4
     Current installments of long-term debt                           317                    309
     Accounts payable                                               2,802                  4,013
     Accrued expenses                                               6,147                  8,708
     Dividends payable                                                 --                    616
     Deferred income taxes                                            991                  1,214
                                                                  -------                -------
         Total current liabilities                                 10,661                 14,864

Long-term debt, excluding current installments                      8,762                  6,933
Deferred income taxes                                               4,160                  3,675
Other long-term liabilities                                         2,567                  2,403
                                                                  -------                -------

     TOTAL LIABILITIES                                             26,150                 27,875
                                                                  -------                -------

Shareholders' equity:
     Common stock, $.125 stated value
         Authorized 7,500,000 shares; issued
         2,377,390 shares at June 30, 1995 and
         2,371,399 at March 31, 1995.                                 297                    296
     Additional paid-in capital                                     9,339                  9,286
     Retained earnings                                             28,306                 27,592
                                                                  -------                -------
         TOTAL SHAREHOLDERS' EQUITY                                37,942                 37,174
                                                                  -------                -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $64,092                $65,049
                                                                  =======                =======

See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                      JUNE 30, 1995           JUNE 30, 1994
                                                                      -------------           -------------
OPERATING ACTIVITIES:
     Net earnings                                                       $   714                 $   682
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
       Depreciation and amortization of fixed assets                        672                     688
       Amortization of goodwill                                             111                     100
       Amortization of product development costs                            153                     173
       Loss on sale of equipment                                            252                      14
       Advance from customer                                                  0                      25
     Decrease (increase) in:
       Contract receivables                                               1,021                    (252)
       Notes and other receivables                                           48                     (98)
       Prepaid expenses                                                     322                    (153)
       Other assets                                                        (163)                   (163)
     Increase (decrease) in:
       Accounts payable and accrued expenses                             (3,772)                  1,096
       Deferred income taxes                                                262                     203
       Other long-term liabilities                                          164                      43
                                                                        -------                 -------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (216)                  2,358
                                                                        -------                 -------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                       (381)                   (987)
     New product development costs                                         (680)                 (1,133)
     Proceeds from the sale of equipment                                      5                       3
     Acquisition of business units (net of cash acquired)                  (116)                   (970)
                                                                        -------                 -------
         NET CASH USED BY INVESTING ACTIVITIES                           (1,172)                 (3,087)
                                                                        -------                 -------

FINANCING ACTIVITIES:
     Net proceeds from (repayments of) short-term borrowings                400                    (395)
     Proceeds from long-term debt borrowings                              1,910                   1,305
     Principal repayments of long-term debt                                 (73)                    (67)
     Proceeds from sale of common stock                                      54                     145
     Dividends paid                                                        (616)                   (556)
                                                                        -------                 -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,675                     432
                                                                        -------                 -------

Increase (decrease) in cash and cash equivalents                            287                    (297)
     CASH AND CASH EQUIVALENTS:
         BEGINNING OF PERIOD                                                502                     729
                                                                        -------                 -------

         End of period                                                  $   789                 $   432
                                                                        -------                 -------

See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995


The information furnished in the accompanying unaudited Consolidated Statement of Earnings, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report for the year ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         A summary of comparative results for the quarters ended June 30, 1995 and June 30, 1994 is as follows:

                           THREE MONTHS ENDED JUNE 30

                                                                                                 PERCENT
                                             1995                        1994                    CHANGE
                                             ----                        ----                    -------
Revenue                                   $31,671,000                 $31,404,000                  0.9%
Operating Earnings                          1,554,000                   1,276,000                 21.8%
Earnings before income taxes                1,241,000                   1,148,000                  8.1%
Net Earnings                                  714,000                     682,000                  4.7%
Earnings per common and
  common equivalent share                        0.29                        0.28                  3.6%
Weighted average shares
  and common equivalent
  shares outstanding during
  the period                                2,455,000                   2,473,000                 (0.7%)

     Revenue increased 0.9% to $31.7 million for the three months ended June 30, 1995 (the first quarter of fiscal 1996) from $31.4 million for the three months ended June 30, 1994. The Company's labor related revenues increased approximately $700 thousand for the quarter while non-labor related revenue generated by purchased components, computer usage, travel and work subcontracted to other companies decreased approximately $400 thousand.

     Operating earnings for the quarter ended June 30, 1995 increased 21.8% to $1.6 million from $1.3 million for the quarter ended June 30, 1994. Operating earnings as a percentage of revenue (operating margins) increased to 4.9% compared with 4.1% in the previous year's comparable quarter. The increase in operating margins was due primarily to higher fees earned on the Company's defense related work and improved operating efficiencies in its commercial interactive multimedia operations, including higher than anticipated earnings on a large fixed price project. Overall, operating margins in both the current and prior year quarter were adversely affected by expenditures for new business initiatives in information technologies and interactive multimedia systems. The Company plans to continue these expenditures and future margins may be adversely affected.

     The total of interest expense, interest income and other net expenses as a percentage of revenue increased to 1.0% for the current quarter ended June 30, 1995 as compared with 0.4% in the prior fiscal year first quarter. Interest expense, net of interest income, as a percentage of revenue increased to 0.6% in the first quarter of fiscal 1996 as compared with 0.3% in the first quarter of fiscal 1995. The increase was primarily the result of higher interest rates and increased borrowing under the Company's revolving credit agreement primarily due to continuing investment in on-line registration systems and an increase in the time for payment of contract receivables by the Government as discussed more fully below in Liquidity and Capital Resources. Other net expense increased to 0.4% in the first quarter of fiscal 1996 as compared with 0.1% in the first quarter of fiscal 1995. Other net expense was low in the first quarter of fiscal 1995 due to the effect of a key person insurance payment received by Automated Software Inc. (ASI), a joint venture company. The effect of this payment, net of expenses, on the Company's fiscal 1995 earnings was $115,000.

     Earnings before income taxes increased 8.1% to $1.2 million from $1.1 million in the first quarter of fiscal 1996. The increase was a result of a higher operating earnings partially offset by higher interest and other expenses as discussed above.

     The Company's effective tax rate was 42.5% for the three-month period ended June 30, 1995 compared with 40.6% for the three-month period ended June 30, 1994. The lower effective tax rate in fiscal 1995 was due, in part, to higher earnings in ASI as a result of the key person insurance payment. ASI's earnings are reported by the Company on an after-tax basis and are not included in the Company's taxable income.

     Net earnings for the first quarter of fiscal 1996 increased 4.7% to $714,000 from $682,000 in the first quarter of fiscal 1995. Earnings per share increased 3.6% to $0.29 in the first quarter of fiscal 1996 from $0.28 in the prior year's first quarter. The weighted average number of common shares and common equivalent shares outstanding decreased slightly to 2.46 million for the current fiscal quarter compared with 2.47 million in fiscal 1995 first quarter. This was due to a decrease in the average price of the Company's stock which decreased the number of common equivalent shares attributable to stock options.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from financing activities in the first quarter of fiscal 1996 totaled $1.7 million. The primary contributor to cash provided from financing activities was borrowings under the Company's revolving credit agreement. Significant uses of cash during the quarter were for reduction of accounts payable and accrued expenses and for continued investment in new product development. Capitalized software development costs, primarily for on-line registration system product development, totaled $680,000 during the quarter.

     Contract receivables totaled $26.8 million at June 30, 1995, $27.8 million at March 31, 1995, and $24.7 million at June 30, 1994 and represented 42%, 43%, and 42%, respectively, of total assets at each of those dates. The average period for payment to the Company was 77 days at June 30, 1995, and 72 days at March 31, 1995 and June 30, 1994. The increase in the average period for payment to the Company was due to continuing software problems and procedural changes at the Government paying office which delayed the processing of the Company's invoices.

     Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its line of credit and revolving credit agreement. The total funds available to the Company under these agreements at June 30, 1995 was $20.0 million. Borrowings under these agreements were $5.8 million at June 30, 1995, $3.5 million at March 31, 1995, and $2.1 million as of June 30, 1994, respectively.

     It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its line of credit and revolving credit agreements, will be sufficient to meet its normal working capital requirements and investments in software product development for the foreseeable future. As of June 30, 1995, the Company does not have any major capital commitments.

     The Company believes that inflation has not had a material effect on its business.

                  PART II. OTHER INFORMATION REQUIRED IN REPORT




ITEM 1.           LEGAL PROCEEDINGS

                  NONE.


ITEM 2.           CHANGES IN SECURITIES

                  NONE.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.


ITEM 5.           OTHER INFORMATION

                  NONE.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                       27      FINANCIAL DATA SCHEDULE

                  B.   REPORTS

                       NONE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ANALYSIS & TECHNOLOGY, INC.


Date:    August 9, 1995                     /s/ Gary P. Bennett
     ----------------------------           ---------------------------
                                            Gary P. Bennett
                                            President and CEO



Date:    August 9, 1995                     /s/ David M. Nolf
     ----------------------------           ---------------------------
                                            David M. Nolf
                                            Executive Vice President

                                EXHIBIT INDEX
                                -------------



                    Exhibit 27     Financial Data Schedule