Form 10-Q
period 1995-09-30
ANALYSIS & TECHNOLOGY INC
filed 1995-11-13
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    SEPTEMBER 30, 1995
                              -------------------------------------------------

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   --------------------------

Commission file number        0-14161
                       --------------------------------------------------------

                           ANALYSIS & TECHNOLOGY, INC.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Connecticut                         95-2579365
         ------------------------------       -----------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

                  Route 2, North Stonington, Connecticut 06359
         ------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (203) 599-3910
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

         ------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      x      No
                                                -------        -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business november 6, 1995, the registrant had outstanding 2,419,415 shares of common stock.

                                    CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS                                1

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS                                          5

PART II. OTHER INFORMATION REQUIRED IN REPORT

         ITEM 1.         LEGAL PROCEEDINGS                                   8

         ITEM 2.         CHANGES IN SECURITIES                               8

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                     8

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS                                    8

         ITEM 5.         OTHER INFORMATION                                   8

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                    8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                         SEPTEMBER  30,           SEPTEMBER 30,
                                       ------------------       ----------------
                                        1995        1994        1995        1994
                                        ----        ----        ----        ----
Revenue                              $ 31,120    $ 32,442    $ 62,455    $ 63,500

Costs & expenses                       29,536      30,924      59,241      60,593
                                     --------    --------    --------    --------
    Operating earnings from
      continuing operations             1,584       1,518       3,214       2,907
                                     --------    --------    --------    --------
Other deductions:
    Interest expense                      188         183         371         290
    Interest income                        (3)         (1)         (4)         (3)
    Other, net                             62          59         193          82
                                     --------    --------    --------    --------
                                          247         241         560         369
                                     --------    --------    --------    --------
Earnings before income taxes
  from continuing operations            1,337       1,277       2,654       2,538

                                          156         544         713       1,056
Income taxes                         --------    --------    --------    --------
    Net earnings from
    continuing operations               1,181         733       1,941       1,482

Discontinued Operations:
    Loss from discontinued
    operations, net of income
    taxes                                 (96)       (101)       (142)       (168)
    Loss on the disposal of
    discontinued operations, net
    of income taxes                    (1,316)       --        (1,316)       --
                                     --------    --------    --------    --------
    Net earnings (loss)              $   (231)   $    632    $    483    $  1,314
                                     ========    ========    ========    ========
Earnings per common and
   common equivalent share
    Continuing operations            $   0.47     $ 0 .30    $   0.79    $   0.60
    Discontinued operations             (0.56)      (0.04)      (0.59)      (0.07)
                                     --------    --------    --------    --------
    Net earnings (loss)              $  (0.09)   $   0.26    $   0.20    $   0.53
                                     ========    ========    ========    ========
Weighted average shares and
     common equivalent shares
     outstanding during the period      2,500       2,465       2,473       2,466


   See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

             ASSETS                                    SEPTEMBER 30, 1995      MARCH 31, 1995
             ------                                    ------------------      --------------
Current assets:
    Cash and cash equivalents                              $ 1,499               $   502
    Contract receivables                                    25,174                27,322
    Notes and other receivables                              1,082                 1,142
    Prepaid expenses                                           463                   943
    Net current assets of discontinued operations              306                  --
                                                           -------               -------
         Total current assets                               28,524                29,909

Property, buildings, and equipment, net                     14,646                15,336

Other assets:
    Goodwill, net                                            6,684                 6,783
    Deposits and other receivables                             346                   429
    Product development costs, net                             215                   201
    Other                                                    3,708                 3,227
    Net noncurrent assets of discontinued
        operations                                           6,847                 5,117
                                                           -------               -------
                                                            17,800                15,757
                                                           -------               -------
    TOTAL ASSETS                                           $60,970               $61,002
                                                           =======               =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                  $   404               $     4
    Current installments of long-term debt                     324                   309
    Accounts payable                                         2,270                 3,834
    Accrued expenses                                         8,652                 8,404
    Dividends payable                                         --                     616
    Deferred income taxes                                      547                 1,063
    Net current liabilities of discontinued operations        --                      69
                                                           -------               -------
         Total current liabilities                          12,197                14,299

Long-term debt, excluding current installments               7,593                 6,933
Deferred income taxes                                          337                   194
Other long-term liabilities                                  2,779                 2,403
                                                           -------               -------
    TOTAL LIABILITIES                                       22,906                23,829
                                                           -------               -------
Shareholders' equity:
    Common stock, $.125 stated value
         Authorized 7,500,000 shares; issued
         2,412,815 shares at September 30, 1995
         and 2,371,399 at March 31, 1995                       302                   296
    Additional paid-in capital                               9,688                 9,286
    Retained earnings                                       28,074                27,591
                                                           -------               -------
         TOTAL SHAREHOLDERS' EQUITY                         38,064                37,173
                                                           -------               -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $60,970               $61,002
                                                           =======               =======

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                          SEPTEMBER 30, 1995   SEPTEMBER 30, 1994
                                                          ------------------   ------------------
OPERATING ACTIVITIES:
    Net earnings                                              $   483              $ 1,314
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Loss associated with discontinued operations              1,458                  168
      Depreciation and amortization of fixed assets             1,139                1,313
      Amortization of goodwill                                    222                  209
      Amortization of new product development costs                58                    0
      Loss on sale and disposal of equipment                      652                   20
      Advance from customer                                      --                    (35)
      Decrease (increase) in:
          Contract receivables                                  2,148                2,415
          Notes and other receivables                              60                 (222)
          Prepaid expenses                                        480                 (638)
          Other assets                                           (398)                (340)
      Increase (decrease) in:
          Accounts payable and accrued expenses                (1,316)                 953
          Deferred income taxes                                  (373)                (102)
          Other long-term liabilities                             376                  128
                                                              -------              -------
         NET CASH PROVIDED BY CONTINUING OPERATIONS            4,989                5,183
          NET CASH PROVIDED (USED) BY DISCONTINUED
              OPERATIONS                                       (2,346)               1,050
          NET CASH PROVIDED BY OPERATING ACTIVITIES             2,643                6,233

INVESTING ACTIVITIES:
    Additions to property, buildings, and equipment            (1,279)              (1,512)
    New product development costs - continuing operations         (72)                (272)
    New product development costs - discontinued operations    (1,045)              (2,103)
    Proceeds from the sale of equipment                             6                    3
    Acquisition of business units (net of cash acquired)         (123)                (986)
                                                              -------              -------
         NET CASH USED BY INVESTING ACTIVITIES                 (2,513)              (4,870)
                                                              -------              -------
FINANCING ACTIVITIES:
    Net proceeds from short-term borrowings                       400                   70
    Proceeds from long-term debt borrowings                       825                1,365
    Principal repayments of long-term debt                       (150)                (138)
    Proceeds from sale of common stock                            408                  277
    Dividends paid                                               (616)                (556)
                                                              -------              -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                867                1,018
                                                              -------              -------
Increase in cash and cash equivalents                             997                2,381
    CASH AND CASH EQUIVALENTS:
         BEGINNING OF PERIOD                                      502                  729
                                                              -------              -------
         End of period                                        $ 1,499              $ 3,110
                                                              -------              -------

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

1. The information furnished in the accompanying unaudited Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report for the year ended March 31, 1995.

2. On October 31, 1995, the Company sold the commercial business of its Groton, Connecticut-based subsidiary, General Systems Solutions, Inc.
         (GSS), to GE Capital Corporation for $9.25 million in cash. Of the $9.25 million purchase price, approximately $8.0 million was paid to A&T. The balance was paid to minority shareholders. GSS provided On-Line Registration Systems (OLRS) and related services to various state agencies. The OLRS enabled vehicle lease and rental companies, as well as car dealers, to register vehicles from personal computers networked to GSS. GSS's Navy business was transferred to the Company prior to the sale and its commercial business has been reclassified retroactively as a discontinued operation. The Company accrued a pretax loss of $2.7 million ($1,316,000 after tax or $0.53 per common share) for the quarter and six-month period ended September 30, 1995. The loss accrual includes provisions for other estimated costs to be incurred in connection with the disposal of GSS.

         The results of GSS's commercial business have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior year consolidated financial statements for the quarter and six-month period ended September 30, 1994 have been restated to present the GSS commercial results as discontinued operations.

         The assets and liabilities of the GSS commercial business have been reclassified for both the current and prior year periods on the Consolidated Balance Sheets from their previously reported classifications to separately identify them as net current assets or liabilities and net noncurrent assets related to discontinued operations.

         As a result of the sale of GSS, the Company will receive cash net of taxes and expenses of approximately $5.5 million. However, because the cash had not been received as of September 30, 1995 it has not yet been recorded on the balance sheet.

3. During the current quarter the Company analyzed research expenditures incurred in prior years by the Company and its subsidiaries. As a result of this analysis, the Company determined it was entitled to certain federal and state research and development tax credits for which it can and will file refund claims. The total amount of such credits accrued in the quarter against income tax on earnings from continuing operations was $400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarter and six-month periods ended September 30, 1995 and September 30, 1994 is as follows:


                                   AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                           SEPTEMBER  30,          SEPTEMBER  30,
                                         ------------------      ------------------
                                         1995          1994      1995          1994
                                         ----          ----      ----          ----
Revenue
    from Continuing Operations         $ 31,120    $ 32,442    $ 62,455    $ 63,500

Operating Earnings
      from Continuing Operations          1,584       1,518       3,214       2,907

Earnings before Income Taxes
    from Continuing Operations            1,337       1,277       2,654       2,538

Net Earnings
    from Continuing Operations            1,181         733       1,941       1,482

Loss from Discontinued Operations,
    net of Income Taxes                     (96)       (101)       (142)       (168)

Loss on the disposal of Discontinued
    Operations, net of Income Taxes      (1,316)       --        (1,316)       --

Net Earnings (Loss)                        (231)        632         483       1,314

Earnings (Loss) per Common Share
    Continuing Operations                  0.47        0.30        0.79        0.60
    Discontinued Operations               (0.56)      (0.04)      (0.59)      (0.07)

    Net Earnings (Loss) per
         Common Share                     (0.09)       0.26        0.20        0.53

Weighted Average Shares and
    Common Equivalent Shares
    Outstanding                           2,500       2,465       2,473       2,466


    On October 31, 1995, the Company sold the commercial business of its Groton, Connecticut-based subsidiary, General Systems Solutions, Inc. (GSS), to GE Capital Corporation for $9.25 million in cash. The level of future capital investment necessary to realize GSS's potential, in comparison to A&T's net worth, was an important factor in the Company's decision to sell. Of the $9.25 million purchase price, approximately $8.0 million was paid to A&T. The balance was paid to minority shareholders. GSS's Navy business was transferred to the Company prior to the sale, and its commercial business has been reclassified retroactively as a discontinued operation. The Company accrued a pretax loss of $2.7 million ($1,316,000 after tax or $0.53 per common share) for the quarter and six-month period ended September 30, 1995. The loss accrual includes provisions for other estimated costs to be incurred in connection with the disposal of GSS.

    The results of GSS's commercial business for the current and prior year periods have been reported separately as discontinued operations in the Consolidated Statements of Operations. The loss from discontinued operations, including the loss provision associated with the sale, totaled $1,412,000 or $0.56 per share and $1,458,000 or $0.59 per share for the quarter and six-month period ended September 30, 1995, as compared with the loss from discontinued operations of $0.04 per share and $0.07 per share for the same prior year periods.

    Revenue from continuing operations decreased 4.1% to $31.1 million for the three months ended September 30, 1995 from $32.4 million for the three months ended September 30, 1994. For the six-month period ended September 30, 1995 (the first six months of fiscal 1996), revenues decreased 1.6% to $62.5 million compared with $63.5 million in the first six months of fiscal 1995. The decrease in overall revenue is attributable, in part, to a decrease in non-labor related revenue for the current quarter and six-month period of $486 thousand and $878 thousand, respectively. Non-labor revenue was down primarily due to reduced purchases of components by the Company under a contract to provide minesweeping gear to the U.S. Navy.

    For the quarter and six-month period ended September 30, 1995, operating earnings from continuing operations were $1.6 million and $3.2 million compared with $1.5 million and $2.9 million in the comparable quarter and six-month period in fiscal 1995.

    Operating margins from continuing operations for both the quarter and six-month period ended September 30, 1995 were 5.1% compared with 4.7% and 4.6% in the prior fiscal year quarter and six-month period. The increase in operating margins from continuing operations for the current quarter and six-month period was due to higher fees earned on the Company's defense related work and improved operating efficiencies in its commercial interactive multimedia operations, including higher than anticipated earnings on a large fixed price commercial training project. Prior to the sale of GSS, operating margins were adversely affected by business development expenditures for on-line registration systems. Elimination of these expenditures from continuing operations has increased margins in both the current and prior year periods.

    The total of interest expense, interest income and other net expenses as a percentage of revenue increased to 0.8% and 0.9% for the current quarter and six-month period ended September 30, 1995 compared with 0.7% and 0.6% for the comparable prior year periods. Interest expense, net of interest income increased because of higher interest rates and increased borrowing under the Company's revolving credit agreement due to investment in software product development associated with GSS's on-line registration systems. Other net expense was low for the first six months of fiscal 1995 due to the effect of a key person insurance payment received by Automation Software Inc. (ASI), a joint venture company. The effect of this payment, net of expenses, on the Company's fiscal 1995 earnings was $115,000.

    Earnings before income taxes from continuing operations were $1.3 million in both the second quarter of fiscal 1996 and the second quarter of fiscal 1995. For the first six months of fiscal 1996, earnings before income taxes were $2.7 million compared with $2.5 million for the same period in the prior fiscal year.

    The Company's effective tax rate on earnings from continuing operations was 11.6% for the second quarter and 26.9% for the first six months of fiscal 1996 compared with 42.6% and 41.6% for the second quarter and first six months of fiscal 1995. The lower effective tax rate in the current periods was mainly the result of the Company's accrual of federal and state research and development (R&D) tax credits totaling $400,000. During the current quarter the Company analyzed research expenditures incurred in prior years by the Company and its subsidiaries. As a result of this analysis, the Company determined it was entitled to certain federal and state R&D tax credits for which it can and will file refund claims.

    Net earnings from continuing operations were $1.2 million and $1.9 million for the second quarter and first six months of fiscal 1996 as compared with net earnings of $733 thousand and $1.5 million in the second quarter and first six months of fiscal 1995. Excluding R&D tax credits, net earnings from continuing operations for the current year periods were $781 thousand and $1.5 million, respectively.

    Net earnings (loss) per share were ($0.09) and $0.20 for the current quarter and first six months of fiscal 1996 compared with $0.26 and $0.53 in the same prior year periods. The current year periods were adversely affected by the loss on the disposal of discontinued operations. Earnings per share from continuing operations were $0.47 and $0.79 in the second quarter and first six months of fiscal 1996 as compared with $0.30 and $0.60 in the quarter and first six months of fiscal 1995. Excluding the effect of R&D tax credits, earnings per share from continuing operations for the quarter and six-month period ended September 30, 1995 were $0.31 and $0.62, respectively.

    The weighted average number of shares and common equivalent shares outstanding were 2.5 million in both the second quarter and first six months of fiscal 1996 and fiscal 1995.

LIQUIDITY & CAPITAL RESOURCES

    For the six-month period ended September 30, 1995, net cash provided by operating activities from continuing operations totaled $5.0 million. The net cash increase resulted primarily from earnings from continuing operations of $1.9 million and a decrease in contract receivables. Contract receivables decreased $2.1 million mainly due to the collection of receivables due under a large firm fixed price contract. Contract receivables totaled $25.2 million at September 30, 1995, $27.3 million at March 31, 1995 and $21.8 million at September 30, 1994 and represented 41%, 45% and 38%, respectively, of total assets at each of those dates. The average period for payment to the Company was 73 days as of September 30, 1995, 71 days as of March 31, 1995, and 60 days at September 30, 1994. The increase in the average period for payment to the Company since September 1994 has been due to the continuing software problems at the Government Paying Office and procedural changes they are implementing which have delayed the processing of the Company's invoices.

    For the six-month period ended September 30, 1995, net cash used by investing activities totaled $2.5 million. Cash was used primarily for the purchase of equipment and facility improvements and for software product development costs associated with on-line registration systems, prior to the sale of GSS. Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its line of credit and revolving credit agreements.

    For the six-month period ended September 30, 1995 net cash provided by financing activities totaled $867 thousand and was primarily from borrowing under the Company's line of credit and revolving credit agreements. The total funds available to the Company under these agreements at September 30, 1995 was $20.0 million. Borrowings under these agreements were $4.8 million at September 30, 1995, $3.5 million at March 31, 1995, and $2.6 million as of September 30, 1994. A $1.5 million bank line of credit was terminated as of October 31, 1995 in conjunction with the sale of GSS.

    As a result of the sale of GSS, the Company will receive cash net of taxes and expenses of approximately $5.5 million. However, because the cash had not been received as of September 30, 1995 it has not yet been recorded on the balance sheet.

    It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements. As of September 30, 1995, the Company does not have any major capital commitments.

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

                 None.

Item 3.          Defaults Upon Senior Securities

                 None.

Item 4.          Submission of Matters to a Vote of Security Holders

                 a. The 1995 Annual Meeting of Shareholders was held on August 8, 1995.

                 b. The Following matters were voted upon at the meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, are as follows:

                      (1) Election of the following individuals to the Board of Directors:

                                                 Total Votes Cast          For               Withheld
                                                 ----------------          ---               --------
                      Larry M. Fox                  1,959,234           1,941,714             17,520
                      David M. Nolf                 1,959,234           1,941,022             18,212
                      Dennis G. Punches             1,959,234           1,937,831             21,403

                      Directors Whose Term of Office as Director Continued After the Meeting:

                      Gary P. Bennett
                      James B. Fox
                      Nelda S. Nardone
                      Thurman F. Naylor

                      (2) Appointment of KPMG Peat Marwick as independent Auditors of the Company for fiscal year 1996:
                              1,907,622 FOR; 43,472 AGAINST; and 8,140
                              ABSTAINED.

                      (3) Approval of the Analysis & Technology, Inc. 1995 Stock Option Plan: 1,684,350 FOR; 232,165 AGAINST; and 42,719 ABSTAINED.

Item 5.          Other Information

                 None.

Item 6.          Exhibits and Reports on Form 8-K

                 a.   Exhibits

                      10 Amendment to Analysis & Technology, Inc. Savings and Investment Plan dated September 9, 1995

                      27      Financial Data Schedule

                 b.   Reports on Form 8-K

                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ANALYSIS & TECHNOLOGY, INC.


Date:   November 8, 1995                /s/ GARY P. BENNETT
     --------------------               -------------------------------
                                        Gary P. Bennett
                                        President and CEO


Date:   November 8, 1995                /s/ DAVID M. NOLF
     --------------------               -------------------------------
                                        David M. Nolf
                                        Executive Vice President

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                                   ----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                   ----------

                    FOR THE QUARTER ENDED: SEPTEMBER 30, 1995
                         COMMISSION FILE NUMBER: 0-14161

                                   ----------

                           ANALYSIS & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

================================================================================

                                  EXHIBIT INDEX

Exhibit Number           Description of Documents

       10 Amendment to Analysis & Technology, Inc. Savings and Investment Plan Dated September 9, 1995

       27                Financial Data Schedule