Form 10-Q
period 1995-12-31
ANALYSIS & TECHNOLOGY INC
filed 1996-02-14
CIK 310876

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1995
                              ------------------------------------------------

                                       OR

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               --------------------  ------------------------
Commission file number    0-14161
                      -------------------------------------------------------


                         ANALYSIS & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)
       --------------------------------------------------------------------

                   Connecticut                                 95-2579365
         -------------------------------                   -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                   Identification No.)

                Route 2, North Stonington, Connecticut 06359
       --------------------------------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                               (860) 599-3910
       --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       --------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
   ----------   -------------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business February 7, 1996, the registrant had outstanding 2,435,327 shares of Common Stock.


================================================================================

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              DECEMBER  31,                        DECEMBER 31,
                                        -----------------------               ----------------------
                                         1995             1994                 1995             1994
                                         ----             ----                 ----             ----
Revenue from continuing
   operations                          $29,353          $32,454               $91,808          $95,954

Costs & expenses                        27,745           30,922                86,986           91,514
                                       -------           ------                ------           ------

    Operating earnings from
      continuing operations              1,608            1,532                 4,822            4,440
                                       -------          -------               -------           ------

Other deductions:
    Interest expense                       175              119                   546              409
    Interest income                        (55)             (11)                  (59)             (15)
    Other, net                              86               73                   279              156
                                        ------           ------               -------           ------
                                           206              181                   766              550
                                           ---           ------               -------           ------
Earnings from continuing operations
  before income taxes                    1,402            1,351                 4,056            3,890

Income taxes on earnings from
  continuing operations                    582              581                 1,295            1,638
                                        ------           ------               -------          -------
    Net earnings from
    continuing operations                  820              770                 2,761            2,252


Discontinued Operations:
    Loss from discontinued
    operations, net of income
    tax benefit                            (53)             (63)                 (195)            (231)
    Loss on the disposal of
    discontinued operations, net
    of income tax benefit                   --               --                (1,316)              --
                                       -------          -------               --------         -------
    Net earnings                       $   767          $   707               $ 1,250          $ 2,021
                                       =======          =======               ========         =======

Earnings (loss) per common and
   common equivalent share:
    Continuing operations              $  0.33          $ 0 .31               $  1.11          $  0.91
    Discontinued operations              (0.02)           (0.03)                (0.61)           (0.09)
                                       --------        --------               -------          -------
    Net earnings                       $  0.31          $  0.28               $  0.50          $  0.82
                                       =======          =======                ======          =======

Weighted average shares and
     common equivalent shares
     outstanding during the period       2,514            2,495                 2,482            2,470

    See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

         ASSETS                                                  DECEMBER 31, 1995 (UNAUDITED)           MARCH 31, 1995
         ------                                                  -----------------------------           --------------
Current assets:
    Cash and cash equivalents                                                 $ 3,436                         $   502
    Contract receivables                                                       25,413                          27,322
    Notes and other receivables                                                 1,077                           1,142
    Prepaid expenses                                                              477                             943
                                                                              -------                         -------
         Total current assets                                                  30,403                          29,909

Property, buildings, and equipment, net                                        14,464                          15,336

Other assets:
    Goodwill, net                                                               6,669                           6,783
    Deposits and other receivables                                                164                             429
    Product development costs, net                                                226                             201
    Other                                                                       3,827                           3,227
    Net noncurrent assets of discontinued
        operations                                                                 --                           5,117
                                                                              -------                         -------
                                                                               10,886                          15,757
                                                                              -------                         -------
    TOTAL ASSETS                                                              $55,753                         $61,002
                                                                              =======                         =======

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Short-term borrowings                                                     $     4                         $     4
    Current installments of long-term debt                                        331                             309
    Accounts payable                                                            2,282                           3,834
    Accrued expenses                                                            7,359                           8,404
    Dividends payable                                                              --                             616
    Deferred income taxes                                                         633                           1,063
    Net current liabilities of discontinued operations                             --                              69
                                                                              -------                         -------
         Total current liabilities                                             10,609                          14,299

Long-term debt, excluding current installments                                  3,152                           6,933
Deferred income taxes                                                             371                             194
Other long-term liabilities                                                     2,639                           2,403
                                                                              -------                         -------
    TOTAL LIABILITIES                                                          16,771                          23,829
                                                                              -------                         -------

Shareholders' equity:
    Common stock, $.125 stated value
         Authorized 7,500,000 shares; issued
         2,428,507 shares at December 31, 1995
         and 2,371,399 at March 31, 1995                                          304                             296
    Additional paid-in capital                                                  9,837                           9,286
    Retained earnings                                                          28,841                          27,591
                                                                              -------                         -------
         TOTAL SHAREHOLDERS' EQUITY                                            38,982                          37,173
                                                                              -------                         -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $55,753                         $61,002
                                                                              =======                         =======

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                        DECEMBER 31, 1995               DECEMBER 31, 1994
                                                                        -----------------               -----------------
OPERATING ACTIVITIES:
    Net earnings                                                           $   1,250                    $   2,021
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO
      NET CASH PROVIDED BY CONTINUING OPERATIONS:
      Loss associated with discontinued operations                             1,511                          231
      Depreciation and amortization of fixed assets                            1,812                        1,873
      Amortization of goodwill                                                   333                          320
      Amortization of new product development costs                               91                           --
      Loss on sale and disposal of equipment                                     413                           23
      Decrease (increase) in:
          Contract receivables                                                 1,909                        2,490
          Notes and other receivables                                             65                         (395)
          Prepaid expenses                                                       466                          (96)
          Other assets                                                          (335)                        (473)
      Increase (decrease) in:
          Accounts payable and accrued expenses                               (2,597)                        (676)
          Deferred income taxes                                                 (253)                        (529)
          Other long-term liabilities                                            236                          197
          Advance from customer                                                   --                          (30)
                                                                            --------                     --------
          NET CASH PROVIDED BY CONTINUING OPERATIONS                           4,901                        4,956
          NET CASH PROVIDED BY (USED FOR) DISCONTINUED
              OPERATIONS                                                      (3,345)                       1,382
                                                                             --------                       -----
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,556                        6,338
                                                                              -------                       -----

INVESTING ACTIVITIES:
    Proceeds from sale of discontinued operations                              8,007                           --
    Additions to property, buildings, and equipment                           (1,359)                      (1,992)
    New product development costs - continuing operations                       (116)                        (159)
    New product development costs - discontinued operations                   (1,125)                      (2,797)
    Proceeds from the sale of equipment                                            6                            7
    Acquisition of business units (net of cash acquired)                        (219)                        (986)
                                                                            ---------                    ---------
         NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                  5,194                       (5,927)
                                                                             --------                    ---------

FINANCING ACTIVITIES:
    Net repayments of short-term borrowings                                     ----                         (534)
    Proceeds from long-term borrowings                                          ----                          365
    Repayments of long-term debt                                              (3,759)                        (210)
    Proceeds from sale of common stock                                           559                          440
    Dividends paid                                                              (616)                        (556)
                                                                            ---------                      -------
         NET CASH USED FOR FINANCING ACTIVITIES                               (3,816)                        (495)
                                                                             --------                      -------

Increase (decrease) in cash and cash equivalents                               2,934                          (84)
    CASH AND CASH EQUIVALENTS:
         BEGINNING OF PERIOD                                                     502                          729
                                                                             -------                      -------
             End of period                                                 $   3,436                    $     645
                                                                             -------                       ------

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


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

2. On October 31, 1995, the Company sold the commercial business of its Groton, Connecticut-based subsidiary, General Systems Solutions, Inc.
    (GSS), to GE Capital Corporation for $9.25 million in cash. Of the $9.25 million purchase price, approximately $8.0 million was paid to A&T. The balance was paid to minority shareholders. GSS provided On-Line Registration Systems (OLRS) and related services to various state agencies. The OLRS enabled vehicle lease and rental companies, as well as car dealers, to register vehicles from personal computers networked to GSS. GSS's Navy business was transferred to the Company prior to the sale and its commercial business has been reclassified retroactively as a discontinued operation. The Company accrued the pretax loss associated with the sale of $2.7 million ($1,316,000 after tax or $0.53 per common share) during the second quarter of fiscal 1996.

    The results of GSS's commercial business have been reported separately as discontinued operations in the Consolidated Statements of Operations.
    Prior year consolidated financial statements for the quarter and nine-month period ended December 31, 1994 have been restated to present the GSS commercial results as discontinued operations.

    The assets and liabilities of the GSS commercial business as of March 31, 1995 have been reclassified on the Consolidated Balance Sheet from their previously reported classifications and are shown as the net current liabilities and net noncurrent assets of discontinued operations.

3. During the second quarter of fiscal 1996 the Company analyzed research expenditures incurred in prior years by the Company and its subsidiaries. As a result of this analysis, the Company determined it was entitled to certain federal and state research and development tax credits for which it can and will file refund claims. The total amount of such credits accrued in the second quarter of fiscal 1996 against income tax on earnings from continuing operations was $400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarter and nine-month periods ended December 31, 1995 and December 31, 1994 is as follows:


                                                        THREE MONTHS ENDED DECEMBER 31,         Percent
                                                           1995               1994               Change
                                                           ----               ----              -------
Revenue from Continuing Operations                       $29,353            $32,454              (9.6)
Operating Earnings from Continuing Operations              1,608              1,532               5.0
Earnings from Continuing Operations
   before Income Taxes                                     1,402              1,351               3.8
Net Earnings from Continuing Operations                      820                770               6.5
Loss from Discontinued Operations
   Net of Income Tax Benefit                                 (53)               (63)             15.9
Net Earnings                                                 767                707               8.5
Earning (Loss) per Common and Common
   Equivalent Share:                                        0.33               0.31               6.5
     Continuing Operations                                 (0.02)             (0.03)             33.3
     Discontinued Operations
     Net Earnings                                           0.31               0.28              10.7
Weighted Average Shares and Common
    Equivalent Shares Outstanding                          2,514              2,495               0.8

                                                        NINE MONTHS ENDED DECEMBER 31,          Percent
                                                           1995                1994              Change
                                                           ----                ----             -------
Revenue from Continuing Operations                       $91,808            $95,954              (4.3)
Operating Earnings from Continuing Operations              4,822              4,440               8.6
Earnings from Continuing Operations
  before Income Taxes                                      4,056              3,890               4.3
Net Earnings from Continuing Operations                    2,761              2,252              22.6
Loss from Discontinued Operations
   Net of Income Tax Benefit                                (195)              (231)             15.6
Loss on the Disposal of Discontinued Operations
  Net of Income Tax Benefit                               (1,316)                --               --
Net Earnings                                               1,250              2,021             (38.1)
Earning (Loss) per Common and Common
  Equivalent Share:                                         1.11               0.91              22.0
    Continuing Operations                                  (0.61)             (0.09)              --
    Discontinued Operations
    Net Earnings                                            0.50               0.82             (39.0)
Weighted Average Shares and Common
    Equivalent Shares Outstanding                          2,482              2,470               0.5

    On October 31, 1995, the Company sold the commercial business of its Groton, Connecticut-based subsidiary, General Systems Solutions, Inc. (GSS), to GE Capital Corporation for $9.25 million in cash. The level of future capital investment necessary to realize GSS's potential, in comparison to A&T's net worth, was an important factor in the Company's decision to sell. Of the $9.25 million purchase price, approximately $8.0 million was paid to A&T. The balance was paid to minority shareholders. GSS's Navy business was transferred to the Company prior to the sale, and its commercial business has been reclassified retroactively as a discontinued operation. The

Company accrued a $1.3 million after tax loss ($.053 per common share) associated with the sale during the second quarter of fiscal 1996.

    The results of GSS's commercial business for the current and prior year periods have been reported separately as discontinued operations in the Consolidated Statements of Operations. The after tax loss from discontinued operations, excluding the loss associated with the sale, totaled $53,000 or $0.02 per share and $195,000 or $0.08 per share for the quarter and nine-month period ended December 31, 1995, as compared to $63,000 or $0.03 per share and $231,000 or $0.09 per share for the same prior year periods.

    Revenue from continuing operations decreased 9.6% to $29.4 million for the quarter ended December 31, 1995 from $32.5 million for the quarter ended December 31, 1994. For the nine-month period ended December 31, 1995 (the first nine months of fiscal 1996), revenues decreased 4.3% to $91.8 million compared with $96.0 million in the first nine months of fiscal 1995. The decrease in overall revenue is attributable, in part, to a decrease in non-labor related revenue for the current quarter and nine-month period of $1.4 million and $2.2 million, respectively. Non-labor revenue was down due to reduced purchases of components by the Company under a contract to provide minesweeping gear to the U.S. Navy and to reduced funding by the U.S. Navy for projects that would have been subcontracted by the Company to others. In addition, although contractual backlog increased during the quarter, uncertainty in Navy program funding priorities and budget reductions in submarine weapons programs slowed the flow of funds to Company contracts.
These factors contributed to the revenue decline and are likely to affect fourth quarter revenue as well.

    For the quarter and nine-month period ended December 31, 1995, operating earnings from continuing operations were $1.6 million and $4.8 million compared with $1.5 million and $4.4 million in the comparable quarter and nine-month period in fiscal 1995.

    Operating margins from continuing operations for the quarter and nine-month period ended December 31, 1995 were 5.5% and 5.3% compared with 4.7% and 4.6% in the prior fiscal year quarter and nine-month period. The increase in operating margins was due to higher fees earned on the Company's defense related work, as well as in its commercial interactive multimedia operations, including higher than anticipated earnings on fixed price contracts.

    The total of interest expense, interest income and other net expenses as a percentage of revenue increased to 0.7% and 0.8% for the quarter and nine-month period ended December 31, 1995 compared with 0.6% for the comparable prior year periods. Interest expense, net of interest income increased because of higher interest rates and increased borrowing under the Company's revolving credit agreement to fund investment in software product development (prior to the sale) associated with GSS's on-line registration systems and a longer collection period as discussed more fully below in Liquidity and Capital Resources. Other net expense was low for the first nine months of fiscal 1995 due to the effect of a key person insurance payment received by Automation Software Inc. (ASI), a joint venture company. The effect of this payment, net of expenses, on the Company's fiscal 1995 earnings was $115,000.

    Earnings from continuing operations before income taxes were $1.4 million in both the third quarter of fiscal 1996 and the third quarter of fiscal 1995. For the first nine months of fiscal 1996, earnings before income taxes were $4.1 million compared with $3.9 million for the same period in the prior fiscal year.

    The Company's effective tax rate on earnings from continuing operations was 41.5% for the third quarter and 31.9% for the first nine months of fiscal 1996 compared with 43.0% and 42.1% for the third quarter and first nine months of fiscal 1995. The lower effective tax rate in the third quarter of fiscal 1996 was the result of higher earnings from ASI. Because the Company's share of ASI's income is reported on an after tax basis and is not included in the Company's taxable income, changes in the level of income change the Company's effective tax rate. The lower effective tax rate for the nine-month period was mainly the result of the Company's accrual of federal and state research and development (R&D) tax credits totaling $400,000. During the second quarter the Company analyzed research expenditures incurred in prior years by the Company and its subsidiaries. As a result of this analysis, the Company determined it was entitled to certain federal and state R&D tax credits for which it can and will file refund claims.

    Net earnings from continuing operations were $820 thousand and $2.8 million for the third quarter and first nine months of fiscal 1996 as compared with net earnings of $770 thousand and $2.3 million in the third quarter and first nine months of fiscal 1995. Excluding R&D tax credits, net earnings from continuing operations for the current year periods were $820 thousand and $2.4 million, respectively.

    Net earnings per share were $0.31 and $0.50 for the current quarter and first nine months of fiscal 1996 compared with $0.28 and $0.82 in the same prior year periods. The current year nine month period was adversely affected by the loss on the disposal of discontinued operations. Earnings per share from continuing operations were $0.33 and $1.11 in the third quarter and first nine months of fiscal 1996 as compared with $0.31 and $0.91 in the quarter and first nine months of fiscal 1995. Excluding the effect of R&D tax credits, earnings per share from continuing operations for the quarter and nine-month period ended December 31, 1995 were $0.33 and $0.95, respectively.

    The weighted average number of shares and common equivalent shares outstanding were 2.5 million in both the third quarter and first nine months of fiscal 1996 and fiscal 1995.

LIQUIDITY & CAPITAL RESOURCES

    For the nine-month period ended December 31, 1995, net cash provided by operating activities from continuing operations totaled $4.9 million. The net cash increase resulted primarily from earnings from continuing operations of $2.8 million and a decrease in contract receivables. Contract receivables decreased $1.9 million mainly due to the collection of receivables due under a large firm fixed price contract. Contract receivables totaled $25.4 million at December 31, 1995, $27.3 million at March 31, 1995 and $21.7 million at December 31, 1994 and represented 46%, 45% and 40%, respectively, of total assets at each of those dates. The average period for payment to the Company was 79 days as of December 31, 1995, 71 days as of March 31, 1995, and 61 days at December 31, 1994. The increase in the average period for payment to the Company since December 1994 has been due to procedural changes at the Government Paying Office which have delayed the processing of the Company's invoices, and Government delays in transferring a large GSS firm fixed price contract to the Company in connection with the GSS sale. This delay has added approximately nine days to the Company's collection period.

    For the nine-month period ended December 31, 1995 net cash provided by investing activities totaled $5.2 million. The sale of GSS provided approximately $8.0 million of cash. Uses of cash included purchase of equipment, facility improvements and software product development by GSS prior to the sale of that company. Cash will be reduced in the future by payment of approximately $2.5 million in taxes associated with the GSS sale. Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its line of credit and revolving credit agreements.

    For the nine-month period ended December 31, 1995 net cash used by financing activities totaled $3.8 million. Cash was used to repay borrowings under the Company's line of credit and revolving credit agreements. A $1.5 million bank line of credit was terminated as of October 31, 1995 in conjunction with the sale of GSS and was replaced by a $1.5 million increase in
the amount available under the Company's revolving credit agreement.   The
total funds available to the Company under its revolving credit agreement at December 31, 1995 was $20.0 million. There was no borrowing under its agreement at December 31, 1995. Borrowings under these agreements were $3.5 million at March 31, 1995, and $1.0 million as of December 31, 1994.

    It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements. As of December 31, 1995, the Company does not have any major capital commitments.

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

                 NONE.

ITEM 5.          OTHER INFORMATION

                 NONE.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 A.   EXHIBITS

                      4 SECOND AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT AND REVOLVING CREDIT NOTE DATED NOVEMBER 29, 1995

                      10 AMENDMENT TO ANALYSIS & TECHNOLOGY, INC. SAVINGS AND INVESTMENT PLAN DATED DECEMBER 4, 1995

                      27      FINANCIAL DATA SCHEDULE

                 B.   REPORTS ON FORM 8-K

                      A REPORT ON FORM 8-K DATED OCTOBER 31, 1995 REPORTING ITEM 2, "DISPOSITION OF ASSETS" AND ITEM 7, "FINANCIAL STATEMENTS AND EXHIBITS" WAS FILED ON NOVEMBER 9, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            ANALYSIS & TECHNOLOGY, INC.

Date:          February 7, 1996                             /s/Gary P. Bennett
         ----------------------------------------           -------------------------------------------------
                                                            Gary P. Bennett
                                                            President and CEO


Date:         February 7, 1996                              /s/David M. Nolf
         ----------------------------------------           -------------------------------------------------
                                                            David M. Nolf
                                                            Executive Vice President

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                     -----------------------------------


                                    EXHIBITS

                                       TO

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                     -----------------------------------

                   FOR THE QUARTER ENDED:  DECEMBER 31, 1995
                        COMMISSION FILE NUMBER:  0-14161


                     -----------------------------------




                          ANALYSIS & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




================================================================================

                                 EXHIBIT INDEX



EXHIBIT NUMBER     DESCRIPTION OF DOCUMENTS
--------------     ------------------------
        4          SECOND AMENDMENT TO REVOLVING CREDIT AND TERM LOAN
                   AGREEMENT AND REVOLVING CREDIT NOTE DATED NOVEMBER 29, 1995

       10          AMENDMENT TO ANALYSIS & TECHNOLOGY, INC. SAVINGS AND
                   INVESTMENT PLAN DATED DECEMBER 4, 1995

       27          FINANCIAL DATA SCHEDULE