Form 10-K
period 1996-03-31
ANALYSIS & TECHNOLOGY INC
filed 1996-06-26
CIK 310876

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED: MARCH 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 599-3910

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] [Added in Release No. 34-28869 (Paragraph 84,709), effective May 1, 1991, 56 F.R. 7242.]

         The aggregate market value of the common stock held by shareholders considered by the registrant for this purpose to be non-affiliates of the registrant on June 19, 1996 was approximately $29,811,898, based upon the last reported sales price of the common stock on the NASDAQ National Market System on that date.

         Number of shares of common stock, no par value, outstanding at June 19, 1996: 2,342,317
                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are hereby incorporated herein by reference:

         Certain information in Parts I and II of the Form 10-K is incorporated by reference from the registrant's 1996 Annual Report to Shareholders.

         Certain information in Part III of the Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on August 13, 1996.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

General

         Analysis & Technology, Inc. ("A&T") was incorporated in Connecticut in 1969. A&T initially provided tactical analysis to the Office of Naval Research and sonar analysis to the Naval Underwater Systems Center, now known as the Naval Undersea Warfare Center. During the past twenty-seven years, A&T and its subsidiaries ("the Company") have expanded the Company's business to provide engineering services, interactive multimedia training systems, and information technology services for the military, civil government agencies, and private industry.

         The Company is implementing a strategic plan to continue building its business with the Department of Defense (DOD) while transferring its expertise in interactive multimedia training systems and information technologies to additional government and commercial markets. In recent years, the Company has created several new business units through internal development and acquisition in connection with the implementation of this strategic plan, and may create or acquire additional business units in the future.

         A&T has the following wholly owned subsidiaries:

         - Applied Science Associates, Inc. ("ASA"), which designs and implements training programs for private industry and government;

         - Integrated Performance Decisions, Inc. ("IPD"), which develops and implements performance decision software products for U.S. Navy (the "Navy") customers and provides software and information technology products and services for commercial customers. In fiscal 1995, IPD formed a Canadian subsidiary, Numerical Decisions Group Inc., to perform similar work, primarily for the Canadian Government; and

         - Analysis & Technology Australia Pty. Ltd. and Analysis & Technology International Corporation, each of which provides training systems to international markets;

         - Prism-Dae, Inc. and Continental Dynamics, Inc. ("CDI") which are companies that held contracts with the Federal Office of Personnel Management for services in government training and information resource management. These contracts have been transferred to A&T and the companies are in the process of being dissolved.

         The corporate office of the Company is located in North Stonington, Connecticut. The Company presently employs 1,371 full-time employees at 25 offices in 12 states, Australia and Canada.

         In February 1986, the Company conducted an underwritten public offering of its common shares. Since that time, the Company's stock has traded on the NASDAQ National Market under the symbol AATI.

Products and Services

         The Company provides professional and technical services to commercial and government clients. The three main categories of the Company's business are: engineering services, interactive multimedia training systems, and information technology. Although separately described below, these categories overlap and should not be considered separate and distinct areas of business. During the past year, the Company reorganized its operations along product lines. The descriptions set forth below reflect that reorganization.

ENGINEERING SERVICES

         The Company provides engineering services primarily for the Navy and, to a lesser extent, for other military and government agency customers. The Company's engineering services are provided in the general areas of engineering technologies and system technologies. Each area is described below.

         Engineering Technologies

                  The Company provides design, analytical and experimental studies in several engineering technology areas. These are performed primarily for the Navy and to a lesser extent for commercial customers.

                  Company engineers and scientists support the Navy in engineering technologies related to the development of submarines and surface ships. The Company provides services in acoustics, applied mechanics, and naval architecture. In acoustics, the company provides the full spectrum of noise control engineering, structural acoustic analysis, and experimental acoustics support. Applied mechanics engineers design, analyze, and test a wide variety of structures and equipment in a multitude of dynamic environments with particular emphasis on ship survivability. The company's naval architects offer professional naval architecture and marine engineering services for the complete range of ships, submarines and submersibles, advanced marine vehicles, small craft, and yachts. They also develop and market naval architectural software packages, as well as custom software applications for the commercial marine field.

                  Company engineers design, develop, implement, and analyze signal processing algorithms related to submarine and surface ship combat systems. The algorithms are developed to estimate target range, bearing, course, speed, and depth, as well as other variables such as frequency of the acoustic signal. Company engineers also develop, implement, and verify digital signal processing systems for both military and commercial customers. The work involves active and passive processing systems, custom high-speed spectrum analyzers and other software systems for commercial off-the-shelf (COTS) hardware. Company software and hardware engineers provide complex electromechanical systems from research and development through installation and testing for both military and commercial customers.

         System Technologies

                  The primary areas of emphasis within system technologies include requirements analysis, systems engineering and integration, test and evaluation, training and documentation, and in-service engineering support.

                  Requirements analysis includes assessment of mission requirements, systems performance criteria, specifications review and development, and trade-off analysis to determine cost versus performance benefits.

                  Systems engineering and integration tasks typically include systems design; prototype development, including modeling and simulation; acquisition support; reliability, maintainability, and availability trade-offs; hardware and software systems development to support combat systems operability; and new technology planning and implementation.

                  As a part of test and evaluation, Company engineers and analysts are involved in the design and development of laboratory and at-sea test procedures to assess functional and operational performance at the hardware, software, and integrated systems level. Duties include dockside and at-sea test conduct, data acquisition, and performance analysis of test data.

                  In-service engineering support addresses the life cycle maintenance and support of deployed systems. Company engineers and technicians are involved in equipment installation and check-out; configuration management; integrated logistics support; system upgrades and modifications; systems grooming, repair, rebuilding and refurbishing at-sea, dockside, and at company facilities.

                  Company instructional designers and engineers support a broad range of military training needs including training requirements analysis and curricula development for enlisted and officer personnel addressing maintenance, operability and tactics; training conduct ashore and at-sea; and personnel performance evaluation and analysis.

                  Closely aligned to the Company's training tasks is the development and revision of tactical documentation for the Navy's submarine, surface ship, and air commands. Much of this work involves planning and evaluating exercises at sea; deriving information on system, platform, and battle group performance; and incorporating this information into applicable tactical doctrine.

                  In response to acquisition reform initiatives within the DOD, Company engineers are involved in incorporating COTS technology into naval systems.

         These efforts include COTS software applications development, hardware fabrication, and prototype, pre-production, and limited production custom product development to support rapid COTS systems introduction to the fleet.

INTERACTIVE MULTIMEDIA TRAINING SYSTEMS

         The Company employs interactive multimedia technology in designing, developing, and implementing instructional training and delivery systems, and performance support systems for defense, civil government, and commercial customers. Interactive multimedia technology is computer-based and includes computer-generated graphics and animation, full motion video and high-fidelity audio.

         Instructional training and delivery systems employ interactive multimedia technology in a stand-alone, networked, or embedded systems environment. These systems allow students to proceed at their own pace, at their own work site and, in general, achieve training objectives more quickly than with non-interactive forms of training. The Company develops applications software, computer-based networks, and enterprise-wide data bases to meet customer training objectives using the combined talents of it's instructional designers, courseware application development programmers and software/systems engineers.

         Performance support systems employ interactive multimedia technology including interactive electronic documentation to provide job aids, just-in-time training, and on-line reference materials for engineering design, equipment maintenance, and systems operability support. Company training specialists and engineers design, develop, and implement performance support systems for both commercial and military applications in order to improve productivity and leverage work experience and system knowledge across the workforce.

         The Company's training organization currently includes personnel within the Company's defense-related operations and in the Company's subsidiary, ASA.

INFORMATION TECHNOLOGY

         The Company provides information technology products and services including software development, communications and connectivity, modeling and simulation, and data base management. The Company assists commercial customers to implement groupware and document imaging and retrieval solutions.

         Company engineers and programmers create real-time, object-oriented applications software in an open architecture environment. They design and develop software for the event-triggered computation and analysis of mission-critical data. They also develop, integrate, document, and test software and develop tactical performance aids for submarines, surface ships, aircraft, and land-based facilities. This software supports real-time data collection, performance modeling, data analysis, and rapid decision-making.

         Communications and connectivity services involve distributing real-time data across geographically dispersed sites to support decision making. For example, Company-developed systems are used to process satellite meteorological data with the primary goal of forecasting weather systems that would adversely affect operations in and around a conflict area.

         In addition, Company-developed modeling and simulation is used to train combatants prior to exposure to actual operational environments. The training materials include three dimensional graphical images that run on Company-designed systems using COTS hardware and software.

         Database management services are provided to support complex systems, programs, and organizations for the Navy and other customers. Computerized databases are developed to support acquisition strategy development, risk analysis, decision making and to fulfill extensive reporting requirements They also support program planning and scheduling, engineering change assessment and control, inventory control, equipment maintenance, financial control and budget justification, and documentation libraries.

         A&T's IPD subsidiary is the largest provider of information technology services within the Company.

         Automation Software Incorporated ("ASI"), the Company's joint venture with Brown & Sharpe Manufacturing Company, provides software to the precision measurement (metrology) industry for data collection and analysis and to the factory automation market for inspection and manufacturing operations.

Contracts

         The Company generates a substantial amount of its revenue from contracts with agencies of the U.S. Government (the "Government"). Government contracts obtained by the Company are generally competitive in nature, and are usually awarded on the basis of price and technical capability, and may be awarded to more than one company. Contracts typically provide for either a general range of tasks to be performed over a number of years or for specific services to be provided over a shorter period. While task-type contracts have an absolute dollar ceiling, the customer has complete discretion to allocate the funds among the range of contracted tasks. Additionally, many of the Company's contracts require the issuance of delivery orders, the periodic addition of funds, or the exercise of annual options by the customer.

         The Company's contracts with the Government typically are structured as one of the following: (i) cost-reimbursement; (ii) time-and-materials; or (iii) fixed-price.

         Under cost-reimbursement contracts, the customer reimburses the Company for contracted costs within cost categories permitted by Government regulations. The Company is paid a fee in addition to its costs. Reimbursable costs include direct labor and other direct costs, allocated overhead, and general and administrative costs, but exclude interest expense, donations, and certain other costs. Indirect costs are reimbursed at the lower of actual or estimated costs, and if the Company revises its estimated costs, the revised cost estimates will be applied prospectively to previously executed cost-reimbursement contracts. The fee is either fixed at the time of award (fixed fee), at a fixed hourly rate paid as hours of service are provided (hourly fee), or is awarded based on performance, at the sole discretion of the Government (award fee). The majority of the Company's cost-reimbursement contracts are either cost plus fixed fee or cost plus hourly fee contracts. The contracts may either require completion of defined tasks or delivery of a specific number of hours of service. The current trend continues to be to contracts of the latter type. The total of the cost and the fee cannot exceed the ceiling set forth in the contract. If a contracted task has not been completed or the specific number of hours of service have not been delivered at the time the authorized cost is expended, the Company may be required to complete the work and will be reimbursed for the additional costs but will not receive an additional fee or the fee may be prorated proportionately to the number of hours actually provided. To date, the impact of such revisions has not been material.

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

         The revenue and earnings of the Company could be substantially affected by changes in Government procurement or fiscal policies, by reductions in Government expenditures for services or products provided by the Company, or by organizational changes within the Government or Navy which impact the Company's customer base. Additionally, procedural changes may impact the timing of the receipt of contracts, related funding, and cash payments by the Company.

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

         The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"), which can result in adjustments to contract costs and fees as well as penalties and interest costs. The Government retains a portion of the fee earned by the Company until contract completion and audit by the DCAA. See Note 4 of "Notes to Consolidated Financial Statements" on page 24 of the Company's 1996 Annual Report to Shareholders. Audits of A&T by DCAA have been completed for all fiscal years through 1994 without material adjustments. In the opinion of management, the audits for fiscal years 1995 and 1996 will not result in adjustments having a material adverse effect on the Company's financial position or results of operations. However, no assurances can be given that future material adjustments will not be required.

         Products developed by the Company under Government contracts are the property of the Government.

         The Company's commercial contracts are generally in its interactive multimedia training systems and information technologies areas. These contracts typically are structured as time-and-materials or fixed-price. Time-and-materials and fixed-price contracts in the commercial environment are similar to those types of contracts with the Government as described above.

         The following table gives the approximate percentages of the Company's revenues realized from the three basic contract types during the periods indicated for its continuing operations:

                                   Fiscal Years Ended March 31,
                                   ----------------------------
Contract Type                    1994          1995          1996
- -------------                    ----          ----          ----
Cost-Reimbursement               70%             71%           76%

Time-and-Materials               11%              6%            4%

Fixed-Price                      19%             23%           20%
                                                               ---
                              =======================================
Total Company                   100%            100%          100%

         The Company often commits to provide non-labor items such as purchased materials, computer services, travel, and work subcontracted as part of its contract services. Non-labor items as a percentage of revenue from continuing operations in fiscal 1994, 1995 and 1996 were approximately 24.8%, 23.5%, and 21.1%, respectively. The Company typically earns lower fees on non-labor items than it does on labor services. The Company sometimes commits to subcontract a portion of its work to other companies to obtain special services or materials when the Company believes that such action will give it a competitive advantage. Subcontract costs are included in the non-labor percentages provided above. Subcontracting expenses as a percentage of revenue from continuing operations were approximately 10.7%, 9.9%, and 7.7% in fiscal 1994, 1995, and 1996 respectively. In addition, the Company receives subcontracts from other companies on which it earns a fee comparable to a fee earned on work performed directly for the Government. In fiscal 1994, 1995, and 1996, the Company received subcontracted work from other companies for amounts representing approximately 12.4%, 9.7%, and 10.4% of its revenue, respectively.

         Revenue under cost-reimbursement, time-and-materials, and fixed-price contracts, including applicable fee or profit, are recognized concurrently with costs incurred thereunder. Certain amounts not yet billed to customers are included in recognized revenues and in contract receivables on the balance sheet. See Note 4 of "Notes to Consolidated Financial Statements" on page 24 of the Company's 1996 Annual Report to Shareholders.

Backlog

         The Company's total backlog represents the aggregate contract revenue remaining to be earned by the Company at a given time over the life of its contracts. When more than one company is awarded contracts for a given work requirement, the Company includes in total backlog its estimate of the contract revenue it expects to earn over the remaining life of the contract. Funded backlog consists of the aggregate revenue remaining to be earned at a given time under (a) contracts for which funding has been contractually committed to the Company in writing by a procuring Government agency; (b) requests to the Company from a procuring Government agency to commence work before execution of the written authorization under which the work is to be done; and (c) contracts with non-Government customers. Unfunded backlog is the difference between total backlog and funded backlog.

         Funding under the Company's contracts with the Government is dependent upon congressional approval of program level funding and contracting agency approval of the funding for the Company's work. There can be no assurance that any program or contract will be funded in its entirety. During fiscal 1996, total backlog varied between $405.7 million and $462.2 million. During the year, $6.3 million of backlog expired that was not funded. Backlog at March 31, 1996 was $458.8 million, a 14.2% increase from $401.6 million a year ago. The funded and unfunded backlog of the Company varies from time to time because delivery orders, new contract awards, and extensions of existing contracts are executed at various dates throughout the year with varying periods of performance. The Company believes that year-to-year comparisons of backlog are not necessarily indicative of any revenue trends but may be indicative of the Company's ability to be competitive in its marketplaces.

         For commercial contracts, total backlog and funded backlog are generally the same, i.e., the contracts are usually fully funded.

         The Company's total backlog at March 31, 1994, 1995, and 1996 was as follows:

                                                    March 31,
                                                  (in thousands)

                                    1994               1995               1996
                                    ----               ----               ----

Funded Backlog                    $ 33,817           $ 33,583           $ 29,056

Unfunded Backlog                   338,992            367,996            429,711
                                  ----------------------------------------------
Total                             $372,809           $401,579           $458,767

Substantially all of the funded backlog at March 31, 1996 is expected to be expended by the end of the Government's current fiscal year on September 30, 1996.

Customers

         The Navy is the Company's principal customer, accounting for approximately 80% of the Company's revenue. Within the Navy, the Company does business with approximately 20 different contracting agencies and in fiscal 1996, the Company had approximately 90 contracts with ceilings in excess of $500,000. The Company provides its services and products to numerous Navy customers including: (i) several Navy laboratories, such as the Naval Undersea Warfare Center; Coastal Systems Station, Dahlgren Division, Naval Surface Warfare Center; Carderock Division, Naval Surface Warfare Center; and the Naval Research Laboratory, each of which performs research, development, and test and evaluation functions for the Navy; (ii) acquisition commands which are responsible for procurement of ships, aircraft, weapons, major systems and equipment, such as the Naval Sea Systems Command; and (iii) operational commands which operate and maintain the ships, aircraft, weapons, and systems, such as Commander-in-Chief, U.S. Atlantic Fleet and Commander Submarine Force,
Atlantic. The degree of effect, if any, on the Company's future revenues created by any changes in customer operations due to facility closings or relocations cannot be determined at this time.

         The Company also has contracts with civil government customers. The principal civil government customer is the Office of Personnel Management which contracts with the Company for training services. Working through the Office of Personnel Management, the Company also provides training services to other governmental entities.

         Commercial customers tend to be large corporations which retain A&T for custom system development. Examples include Nortel, Ameritech, and NYNEX.

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

         Commercial interactive multimedia systems applications are sold to a wide range of clients in the telecommunications, pharmaceutical, financial, and aerospace industries. Sales and marketing activities are conducted primarily from offices in Pennsylvania, the Washington, D.C. area, Florida and Connecticut.

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

Human Resources

         The principal resource of the Company is its 1,371 full-time employees, approximately 1,096 of whom are professional and technical personnel. Because the Company is diversifying by transferring its core competencies to new markets, the make-up of the professional and technical staff of the Company is similar for Government and commercial work and includes engineers, scientists, mathematicians, educators, analysts, and programmers.

         The Company has no collective bargaining units and considers its employee relations to be excellent.

Government Requirements

         The Company's ability to maintain its current base of defense and other Government business is dependent on providing employees and facilities which meet rigorous Government requirements. Each facility has a continuing program to meet applicable Government requirements and to maintain employee awareness of the paramount need for compliance.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the factors listed below, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during fiscal year 1997, and beyond, to materially differ from those contained in or indicated by any forward-looking statements made by, or on behalf of, the Company. There may be additional factors not enumerated which could have a similar impact, including factors which affect business generally, such as economic conditions.

         The factors identified elsewhere in this Form 10-K include but are not limited to those described under the following headings in this Item 1: (a) "Contracts," concerning the risks of engaging in the government contracting business; (b) "Backlog," about the Company's dependence upon congressional and contracting agency approvals; (c) "Customers," concerning the Company's dependence on the Navy as the Company's principal customer; and (d) "Competition," concerning the competitive nature of the Company's business.

         Additional important factors include:

         (a) Budget reductions and Navy program funding priorities: total planned spending by the Navy, the Company's principal customer, has fallen 34% in the past five years. The effect of this reduction in overall spending was exacerbated in the past year by uncertainty in Department of Defense program funding priorities and reductions in submarine torpedo programs. While the business environment appears to have improved in recent months, the Company continues to be susceptible to changes in the Government's requirements and priorities.

         (b) Product development and acceptance: the development of new customer purchased products is complex and involves many risks. The Company's results could be adversely affected by such factors as development delays, increases in costs, and delays in customer purchases.

         (c) New ventures: the Company from time to time enters into new ventures, including some with other companies. While the Company believes that these new ventures are strategically important, there are substantial uncertainties associated with the development of new services, products, and technologies. Initial timetables for development and introduction of products may not be achieved. Cost and performance targets may not be feasible. External factors, such as development of competitive alternatives or government regulation, may cause anticipated markets not to develop or to evolve in unexpected directions.

         Certain portions of the Company's Annual Report to Shareholders including Management's Discussion and Analysis are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those beginning on page 15 that sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during fiscal year 1997, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

ITEM 2.  PROPERTIES.

         The Company owns its corporate office building complex on approximately 19 acres of land in North Stonington, Connecticut. The complex includes 60,330 square feet of office space. The Company also owns buildings in New London, Connecticut which provide 50,220 square feet of office and shop space, and in Butler, Pennsylvania which provides 53,000 square feet of office and storage space. The Company presently leases to a tenant approximately 13,000 square feet of its Butler office space.

         The Company leases office, shop, or warehouse space in 30 locations in 11 states, Australia and Canada totaling approximately 225,000 square feet. Approximately 12,000 square feet of leased office space is subleased to third parties. A summary of the Company's principal leases is as follows:

                                                      Square
Location                                              Footage    Lease Expiration
- --------                                              -------    ----------------
A&T
Middletown, R.I.        One Corporate Place            45,103        06/30/99

Arlington, VA           Jefferson Davis Highway        33,958        09/05/98

Chesapeake, VA          Greenbrier Circle              22,912        02/28/98

San Diego, CA           Camino Del Rio North           16,468        08/31/99

Mystic, CT              240 Oral School Road           12,050        07/12/97

         The Company believes its facilities and equipment are in good condition and adequate for its current business needs. The Company has not experienced, and does not anticipate experiencing, any difficulty in obtaining satisfactory facilities.

         For additional information on the Company's leases and rental expenses thereunder, see Note 11 of "Notes to Consolidated Financial Statements" on page 27 of A&T's 1996 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not engaged in any legal proceeding which is material to the business or financial condition of the Company nor is the property of the Company subject to any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Company as of June 14, 1996 are set forth below, together with the primary positions held by each such person in A&T or its subsidiaries:

Name                       Age       Position
- ----                       ---       --------
Gary P. Bennett            54        President, Chief Executive Officer, and
                                     Director of A&T

David M. Nolf              53        Executive Vice President, Chief Financial and
                                     Administrative Officer, Secretary, and
                                     Director of A&T

Jay W. Ryerson             61        Executive Vice President and Chief
                                     Operating Officer of A&T

Gerald Snyder              51        Senior Vice President, Planning, and
                                     Corporate Manager of Finance and
                                     Management Information Systems of A&T

Joseph M. Marino           46        Senior Vice President,
                                     Business Unit Manager

Richard P. Mitchell        48        Senior Vice President, Acquisitions, and
                                     General Manager of Fleet Support Center of
                                     A&T

V. Lehman Woods            48        Senior Vice President, Contracts

Robert M. Gorman           54        Senior Vice President and General Manager
                                     of Engineering Technology Center of A&T

James R. Lavoie            49        Senior Vice President and President of
                                     Integrated Performance Decisions, Inc.

         Officers of A&T serve until the annual Board of Directors meeting following the Annual Meeting of shareholders or until their successors are chosen and qualify, or until earlier resignation or removal.

         Gary P. Bennett has been employed by A&T since 1972. He was elected President in May 1991 and served as Chief Operating Officer from 1984 until he was named Chief Executive Officer in November 1992. He was an Executive Vice President from 1978 to 1991. Mr. Bennett has been a Director of A&T since 1979.

         David M. Nolf has been employed by A&T since 1971 and served as Senior Vice President, Finance and Administration from 1979 until May 1985, when he was elected to serve as Executive Vice President, Chief Financial and Administrative Officer and Secretary of A&T. Mr. Nolf has been a Director of A&T since 1976 and served as Chairman of the Board of Directors from 1978 to May 1985.

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

         Joseph M. Marino has been employed by A&T since 1980. Mr. Marino served as a department manager from 1984 until 1987 when he became a division manager. He was elected Vice President in 1991 and became an operations center manager heading up the New England Operations Center in 1992. In 1994 he was elected Senior Vice President. He is the business unit manager of A&T's System Technologies business unit and the business unit manager of A&T's Training Technologies business unit.

         Richard P. Mitchell has been employed by A&T since 1982. Mr. Mitchell served as a department manager from 1984 until 1989 when he became a corporate administrator and cost center manager. He assumed responsibilities for the Chesapeake division of A&T in 1990 and was named Vice President in 1991. In 1994 he was elected

Senior Vice President. In 1995, he was assigned responsibility for the Company's acquisition program.

         V. Lehman Woods has been employed by A&T since 1977. Mr. Woods served as a department manager from 1981 until he became Vice President, Contracts in 1985. In 1991 he was elected Senior Vice President, Contracts.

         Robert M. Gorman joined A&T in 1989 as part of A&T's acquisition of Acoustics and Mechanics, Inc. Mr. Gorman served as general manager of A&T's AMI business unit and became general manager of the Engineering Technology Center of A&T upon its formation in 1992. He served as Vice President until his election to Senior Vice President in 1991.

         James R. Lavoie has been employed by A&T since 1979. Mr. Lavoie served as department manager from 1982 until his promotion to division manager in 1985. He was elected Vice President and sector manager in 1987 and was elected to Senior Vice President in 1993. He became the President of A&T subsidiary, IPD when it was formed in 1993. He is also the business unit manager of A&T's Information Technologies business unit.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Corporate Information in the Company's 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Selected Financial Data: A Five-Year Summary in the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report to Shareholders.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth in the Consolidated Financial Statements and notes on pages 18 through 28 of the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item with respect to directors is incorporated by reference to the information set forth under Item 1. ELECTION OF DIRECTORS in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 1996. Information concerning executive officers is set forth under Item 4A of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under the following headings: Compensation of Executive Officers; Option/SAR Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values; and "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Security Ownership of Management and 5% Shareholders in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on August 13, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                         Page
                                                                      Number in
                                                                         1996
                                                                        Annual
                                                                        Report
                                                                        ------

(a) 1. Financial Statements                                               18

       Independent Auditors' Report                                       28

       Consolidated Balance Sheets as of March 31, 1996                   18
       and 1995

       Consolidated Statements of Earnings for Each of the                19
       Years in the Three-Year Period Ended March 31, 1996

       Consolidated Statements of Shareholders' Equity for Each           20
       of the Years in the Three-Year Period Ended
       March 31, 1996

       Consolidated Statements of Cash Flows for Each of the              21
       Years in the Three-Year Period Ended March 31, 1996

       Notes to Consolidated Financial Statements                         22

(a) 2. Financial Statement Schedules

       No longer required.

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

  4A        Specimen Certificate of Common Stock (incorporated by reference to
            Exhibit 4A to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No. 33-2314), Articles 6 and 7 of the Certificate of Incorporation and Article II, Article III, Sections 3 to 6, Article VI, and

            Article VIII of the By-laws (included in Exhibits 3(i) and 3(ii), respectively).

   4B Amended and Restated Revolving Credit and Term Loan Agreement between Analysis & Technology, Inc. and Shawmut Bank Connecticut, National Association formerly known as The Connecticut National Bank, dated December 9, 1994 (incorporated by reference to Exhibit 4A to the Registrant's Report on Form 10-Q, File No. 0-14161 for the quarter ended December 31, 1994).

   4C Second Amendment to Revolving Credit and Term Loan Agreement and Revolving Credit Note between Analysis & Technology, Inc. and Fleet National Bank of Connecticut, formerly known as Shawmut Bank Connecticut, National Association, dated November 29, 1995 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q, File No. 0-14161 for quarter ended December 31, 1995).

   4D(1) Open-End Mortgage Deed and Security Agreement, dated November 25, 1987, and related documents between Analysis & Technology, Inc. and The Connecticut National Bank.

   4E(1) Open-End Mortgage Deed and Security Agreement, dated May 30, 1986, and related documents between Analysis & Technology, Inc. and The Connecticut National Bank.

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

   10L Amendment, dated December 1, 1994, to the Analysis & Technology, Inc. Savings & Investment Plan effective January 1, 1995.

   10M Amendment dated December 4, 1995, to the Analysis & Technology, Inc. Savings & Investment Plan effective December 4, 1995, (incorporated by reference to Exhibit 10 of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31, 1995).

   10N Amendment dated September 9, 1995, to the Analysis & Technology, Inc. Savings & Investment Plan effective September 30, 1995 (incorporated by reference to Exhibit 10 of the Registrant's Report on Form 10-Q, File No. 0-14161 for the quarter ended September 30,
            1995).

   10O Amended and Restated Analysis & Technology, Inc. Savings & Investment Plan effective August 10, 1993 (incorporated by reference to Exhibit 3(ii) of the Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1994).

   10P Amended and Restated Analysis & Technology, Inc. Employee Stock Ownership Plan dated November 21, 1994, effective January 1, 1994.

   10Q Analysis & Technology, Inc. Performance Incentive Compensation Plan dated September 19, 1991 (incorporated by reference to Exhibit 19B of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended September 30, 1991).

   10R Amended and Restated Analysis & Technology., Inc. Deferred Compensation Plan effective June 5, 1996 (incorporated by reference to Exhibit 99A to the Registrant's Registration Statement on Form S-8, No. 333-05267).

   10S Analysis & Technology, Inc. 401(k) Restitution Plan, dated August 8, 1994, effective April 1, 1994.

   10T Joint Venture Agreement by and among Brown & Sharpe Manufacturing Company, Analysis & Technology, Inc., and Automation Software Incorporated (incorporated by reference to Exhibit 10H of the Registrant's Registration Statement on Form S-1, No. 33-2314).

   10U Group Medical Reimbursement Insurance for Officers (incorporated by reference to Exhibit 10J of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No. 33-2314).

   10V Analysis & Technology, Inc. Managers' Benefit Options Plan (incorporated by reference to Exhibit 10J of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31,
            1986).

   10W Analysis & Technology, Inc. Officers' Benefit Options Plan (incorporated by reference to Exhibit 10L of the Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1989).

   10X Stock Purchase Agreement, dated June 1, 1989, among Analysis & Technology, Inc., Applied Science Associates, Inc. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 on the Registrant's Report on Form 8-K, File No. 0-14161, dated June 1,
            1989).

   10Y Stock Purchase Agreement dated October 31, 1995, among Analysis & Technology, Inc., General Systems Solutions, Inc. and the Buyers (as defined therein) (incorporated by reference to Item 2 on the Registrant's Report on Form 8-K, File No. 0-14161, dated October 31,
            1995).

   11*      Earnings per share calculation.

   13* Analysis & Technology, Inc. 1996 Annual Report to Shareholders (required textual portions).

   21*      List of Subsidiaries of Analysis & Technology, Inc.

   23* Consent of KPMG Peat Marwick LLP with respect to the incorporation by reference of its reports dated May 3, 1996.

   27*      Financial Data Schedule.

(1) Copies of these documents are not being filed as exhibits, since the indebtedness represented thereby does not exceed 10% of the total assets of the Company. The Company agrees to provide copies of these documents to the Securities and Exchange Commission upon request.

           (b) A report on Form 8-K, dated March 25, 1996 reporting Item 5 - Other Events, was filed by the Registrant on April 3, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Analysis & Technology, Inc.

                                           By:  /s/ Gary P. Bennett
                                               ---------------------------------
                                               Gary P. Bennett
                                               President and
                                               Chief Executive Officer

Date:  June 26, 1996

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Name                                            Title                                    Date
- ----                                            -----                                    ----
/s/ Gary P. Bennett         President and Chief Executive Officer and Director           June 26, 1996
- -------------------         (Principal Executive Officer)
Gary P. Bennett




/s/ David M. Nolf           Executive Vice President, Chief Financial and                June 26, 1996
- -----------------           Administrative Officer and Director (Principal Financial
David M. Nolf               Officer and Principal Accounting Officer)


/s/ James B. Fox            Chairman of the Board                                        June 26, 1996
- ----------------
James B. Fox


/s/ Larry M. Fox            Director                                                     June 26, 1996
- ----------------
Larry M. Fox


/s/ Nelda S. Nardone        Director                                                     June 26, 1996
- --------------------
Nelda S. Nardone


/s/ Thurman F. Naylor       Director                                                     June 26, 1996
- ---------------------
Thurman F. Naylor


/s/ Dennis G. Punches       Director                                                     June 26, 1996
- ---------------------
Dennis G. Punches

                                INDEX TO EXHIBITS

Exhibit
Number           Description of Documents
- ------           ------------------------

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

  4B          Amended and Restated Revolving Credit and Term
              Loan Agreement between Analysis & Technology, Inc.
              and Shawmut Bank Connecticut, National Association formerly known as The Connecticut National Bank, dated December 9, 1994. (incorporated by reference to Exhibit 4A of the Registrant's Report on Form 10-Q, File No. 0-14161 for the quarter ended December 31,
              1994).

  4C          Second Amendment to Revolving Credit and Term
              Loan Agreement and Revolving Credit Note between Analysis & Technology, Inc. and Fleet National Bank of Connecticut, formerly known as Shawmut Bank Connecticut, National Association, dated November
              29, 1995 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31, 1995).

  4D(1) Open-End Mortgage Deed and Security Agreement, dated November 25, 1987, and related documents between Analysis & Technology, Inc. and The
              Connecticut National Bank.

  4E(1) Open-End Mortgage Deed and Security Agreement, dated May 30, 1986, and related documents between Analysis & Technology, Inc. and The Connecticut
              National Bank.

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

  10L         Amendment, dated December 1, 1994, to the Analysis
              & Technology, Inc. Savings & Investment Plan effective January 1, 1995.

  10M Amendment, dated September 9, 1995, to the Analysis & Technology, Inc. Savings & Investment Plan effective January 1, 1995.

  10N Amendment, dated December 4, 1995, to the Analysis & Technology, Inc. Savings & Investment Plan effective January 1, 1995.

  10O         Amended and Restated Analysis & Technology, Inc.
              Savings & Investment Plan effective August 10, 1993 (incorporated by reference to Exhibit 3(ii) of the Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1994).

  10P         Amended and Restated Analysis & Technology, Inc.
              Employee Stock Ownership Plan dated November 21, 1994, effective January 1, 1994.

  10Q         Analysis & Technology, Inc. Performance Incentive
              Compensation Plan dated September 19, 1991
              (incorporated by reference to Exhibit 19B of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended September 30, 1991).

  10R         Amended and Restated Analysis & Technology, Inc.
              Deferred Compensation Plan effective June 5, 1996 (incorporated by reference to Exhibit 99A to the Registrant's Registration Statement on Form S-8, No. 333-05267).

  10S Analysis & Technology, Inc. 401(k) Restitution Plan, dated August 8, 1994, effective April 1, 1994.

  10T         Joint Venture Agreement by and among Brown &
              Sharpe Manufacturing Company, Analysis &
              Technology, Inc. and Automation Software
              Incorporated (incorporated by reference to Exhibit 10H of the Registrant's Registration Statement on Form S-1, No. 33-2314).

  10U         Group Medical Reimbursement Insurance for Officers
              (incorporated by reference to Exhibit 10J of Amendment No. 1 to the Registrant's Registration
              Statement on Form S-1, No. 33-2314).

  10V         Analysis & Technology, Inc. Managers' Benefit
              Options Plan (incorporated by reference to Exhibit 10J of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31, 1986).

  10W Analysis & Technology, Inc. Officers' Benefit Options Plan (incorporated by reference to Exhibit 10L of the

              Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31, 1989).

  10X Stock Purchase Agreement, dated June 1, 1989, among Analysis & Technology, Inc., Applied Science Associates, Inc., and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K, File No. 0-14161, dated June 1, 1989).

  10Y Stock Purchase Agreement, dated October 31, 1995, among Analysis & Technology, Inc., General Systems Solutions, Inc. and the Buyers (as defined therein) (incorporated by reference to Item 2 on the Registrant's Report on Form 8-K, File No. 0-14161, dated October 31, 1995).

  11*         Earnings per share calculation.

  13*         Analysis & Technology, Inc. 1996
              Annual Report to Shareholders (required textual portions).

  21*         List of Subsidiaries of Analysis & Technology, Inc.

  23* Consent of KPMG Peat Marwick LLP with respect to the incorporation by reference of its reports dated May 3, 1996.

  27*         Financial Data Schedule.