Form 10-Q
period 1996-06-30
ANALYSIS & TECHNOLOGY INC
filed 1996-08-13
CIK 310876

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number      0-14161

                           ANALYSIS & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           Connecticut                                          95-2579365
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  Route 2, North Stonington, Connecticut 06359
                     (Address of principal executive office)
                                   (Zip Code)

                                 (860) 599-3910
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report.)

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

     As of the close of business August 5, 1996, the registrant had outstanding 2,341,615 shares of Common Stock.


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          JUNE 30, 1996      JUNE 30, 1995
                                          -------------      -------------
Revenue from continuing operations           $32,488            $31,335

Costs and expenses                            30,991             29,705
                                             -------            -------
     Operating earnings from
     continuing operations                     1,497              1,630
                                             -------            -------
Other expense (income):
     Interest expense                             76                185
     Interest income                             (37)                (1)
     Equity in income of joint venture           (59)               (64)
     Other, net                                  162                194
                                             -------            -------
                                                 142                314
                                             -------            -------
Earnings from continuing operations
  before income taxes                          1,355              1,316

Income taxes on earnings from
  continuing operations                          562                556
                                             -------            -------
     Net earnings from
     continuing operations                   $   793            $   760
                                             =======            =======
Discontinued Operations:
     Loss from discontinued
     operations, net of income
     tax benefit                                  --                (46)
                                             -------            -------

     Net earnings                            $   793            $   714
                                             =======            =======
Earnings (loss) per common and
  common equivalent share:
     Continuing operations                   $  0.33            $  0.31
     Discontinued operations                      --              (0.02)
                                             -------            -------
     Net earnings                            $  0.33            $  0.29
                                             =======            =======
Weighted average shares and
     common equivalent shares
     outstanding                               2,422              2,455
                                             =======            =======

See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


ASSETS                                                         JUNE 30, 1996 (UNAUDITED)        MARCH 31, 1996
                                                               ------------------------         --------------
Current assets:
     Cash and cash equivalents                                        $ 2,322                       $ 4,179
     Contract receivables                                              23,208                        24,250
     Notes and other receivables                                        1,115                         1,260
     Prepaid expenses                                                   1,312                         1,543
                                                                      -------                       -------
         Total current assets                                          27,957                        31,232

Property, buildings, and equipment, net                                14,163                        14,132

Other assets:
     Goodwill, net of accumulated amortization                          6,443                         6,548
     Product development costs, net of accumulated
       amortization                                                       363                           362
     Deferred Compensation Plan investments                             2,871                         2,601
     Investment in joint venture                                        1,360                         1,301
     Deposits and other                                                   209                           261
                                                                       11,246                        11,073
                                                                      -------                       -------
         TOTAL ASSETS                                                 $53,366                       $56,437
                                                                      =======                       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                           $   186                       $   180
     Accounts payable                                                   1,243                         1,779
     Accrued expenses                                                   6,197                         7,648
     Dividends payable                                                     --                           659
     Deferred income taxes                                              1,076                         1,176
                                                                      -------                       -------
         Total current liabilities                                      8,702                        11,442

Long-term debt, excluding current installments                          2,836                         2,901
Deferred income taxes                                                      85                           114
Other long-term liabilities                                             2,942                         2,701
                                                                      -------                       -------
         TOTAL LIABILITIES                                             14,565                        17,158
                                                                      -------                       -------
Shareholders' equity:
     Common stock, $.125 stated value
      Authorized 7,500,000 shares; issued
      and outstanding 2,341,615 shares as of
      June 30, 1996 and 2,440,303 shares
      as of March 31, 1996                                                293                           305
     Additional paid-in capital                                         8,705                         9,964
     Retained earnings                                                 29,803                        29,010
                                                                      -------                       -------
         TOTAL SHAREHOLDERS' EQUITY                                    38,801                        39,279
                                                                      -------                       -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $53,366                       $56,437
                                                                      =======                       =======

See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                                JUNE 30, 1996       JUNE 30, 1995
                                                                -------------       -------------
OPERATING ACTIVITIES:
     Net earnings                                                $   793              $   714
     Adjustments to reconcile net earnings to
       net cash provided (used) by operating activities:
       Loss associated with discontinued operations                   --                   45
       Equity of income of joint venture                             (59)                 (64)
       Depreciation and amortization of fixed assets                 621                  636
       Amortization of goodwill                                      115                  112
       Amortization of product development costs                      18                  154
       Provision for deferred income taxes                          (129)                 187
       Loss on sale of equipment                                      13                  251
     Decrease (increase) in:
       Contract receivables                                        1,042                1,149
       Notes and other receivables                                   145                   44
       Prepaid expenses                                              231                  316
       Other assets                                                 (218)                 (89)
     Increase (decrease) in:
       Accounts payable and accrued expenses                      (1,987)              (3,696)
       Other long-term liabilities                                   241                  164
                                                                 -------              -------
         Net cash provided (used) by continuing operations           826                  (77)
         Net cash used by discontinued operations                     --                  (25)
                                                                 -------              -------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            826                 (102)
                                                                 -------              -------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                (665)                (372)
     Product development costs - continuing operations               (19)                (185)
     Product development costs - discontinued operations              --                 (620)
     Proceeds from the sale of equipment                              --                    5
     Acquisition of business units (net of cash acquired)            (10)                (117)
                                                                 -------              -------
         NET CASH USED BY INVESTING ACTIVITIES                      (694)               (1289)
                                                                 -------              -------

FINANCING ACTIVITIES:
     Net repayments of short-term borrowings                          --                  404
     Proceeds provided by long-term borrowings                        --                1,910
     Repayments of long-term borrowings                              (59)                 (74)
     Proceeds from sale of common stock                              168                   54
     Repurchase of common stock                                   (1,439)                  --
     Dividends paid                                                 (659)                (616)
                                                                 -------              -------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (1,989)               1,678
                                                                 -------              -------

Increase (decrease) in cash and cash equivalents                  (1,857)                 287
     CASH AND CASH EQUIVALENTS:
         Beginning of period                                       4,179                  502
                                                                 -------              -------
         END OF PERIOD                                           $ 2,322              $   789
                                                                 -------              -------


See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996


1. The information furnished in the accompanying unaudited Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report for the year ended March 31, 1996.

2. On October 31, 1995, the Company sold the commercial business of its Groton, Connecticut-based subsidiary, General Systems Solutions, Inc.
     (GSS), to GE Capital Corporation. GSS's Navy business was transferred to the Company prior to the sale and its commercial business was reclassified retroactively as a discontinued operation. The accompanying Consolidated Statement of Operations for the period ended June 30, 1995 has been restated to present the GSS commercial results as discontinued operations.

3. On July 26, 1996 the Company purchased all the shares of Vector Research Company, Inc. of Rockville, Maryland for approximately $6.5 million. Vector Research Company, Inc. provides engineering and technical services primarily to U.S. Navy customers. The acquisition will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarters ended June 30, 1996 and June 30, 1995 is as follows:

                                                THREE MONTHS ENDED JUNE 30
                                                                                    PERCENT
                                                  1996              1995             CHANGE
                                                  ----              ----            -------
Revenue from continuing operations            $32,488,000       $31,335,000           3.7%
Operating earnings from continuing
   operations                                   1,497,000         1,630,000          (8.2%)
Earnings from continuing operations
  before income taxes                           1,355,000         1,316,000           2.9%
Net earnings from continuing operations           793,000           760,000           4.3%
Loss from discontinued operations,
  net of tax benefit                                   --           (46,000)         --
Net earnings                                      793,000           714,000          11.0%
Earnings (loss) per common and
  common equivalent share
     Continuing operations                           0.33              0.31           6.5%
     Discontinued operations                           --             (0.02)         --
     Net earnings                                    0.33              0.29          13.8%
Weighted average shares
  and common equivalent
  shares outstanding                            2,422,000         2,455,000          (1.3%)

      Revenue from continuing operations increased 3.7% to $32.5 million for the three months ended June 30, 1996 (the first quarter of fiscal 1997) from $31.3 million for the three months ended June 30, 1995. The increase in revenue is mainly attributable to an increase in non-labor related revenue. Non-labor related revenue generated by purchased components, computer usage, travel and work subcontracted to other companies increased $1.1 million to $7.6 million in the first quarter of fiscal 1997 from $6.5 million in the first quarter of fiscal 1996. The increase was mainly due to work subcontracted to other companies.

      Operating earnings from continuing operations decreased 8.2% to $1.5 million for the three months ended June 30, 1996 from $1.6 million for the three months ended June 30, 1995. Operating earnings from continuing operations as a percentage of revenue (operating margins) decreased to 4.6% compared with 5.2% in the previous year comparable quarter. The decrease in operating margins was due primarily to higher than anticipated earnings on a large fixed price project recorded in the first quarter of last year. If the additional earnings from this project are excluded from the comparison, operating margins are consistent from year to year.

      Total other expenses as a percentage of revenue decreased to 0.4% for the quarter ended June 30, 1996 as compared with 1.0% in the prior year first quarter. The decrease was primarily due to a decrease in interest expense and an increase in interest income as a result of the sale of the commercial business of the Company's subsidiary, General Systems Solutions, Inc. (GSS), on October 31, 1995. The proceeds from the sale enabled the Company to repay amounts borrowed under its revolving credit agreement and to increase cash and cash equivalents.

      Earnings from continuing operations before income taxes increased 2.9% to $1.4 million in the first quarter of fiscal 1997 from $1.3 million in the first quarter of fiscal 1996. The increase was primarily a result of lower interest expense and an increase in interest income which more than offset the decrease in operating earnings, as noted above.

      The Company's effective tax rate was 41.5% for the three-month period ended June 30, 1996 compared with 42.4% for the three-month period ended June 30, 1995. The lower effective tax rate in fiscal 1997 was due, in part, to earnings in Australia which were not taxed because of prior losses for which no previous tax benefit had been recorded.

      Net earnings from continuing operations for the first quarter of fiscal 1997 increased 4.3% to $793 thousand from $760 thousand in the first quarter of fiscal 1996. Earnings per share from continuing operations were $0.33 for the first quarter of fiscal 1997 compared with $0.31 in the first quarter of fiscal 1996. Upon the sale of GSS in October 1995, its commercial business was reclassified retroactively as a discontinued operation. The after tax loss in last year's quarter from discontinued operations was $46 thousand or $0.02 per share.

      Net earnings per share were $0.33 for the first quarter of fiscal 1997 compared with $0.29 for the first quarter of fiscal 1996 after deducting the loss from discontinued operations. The weighted average number of common and common equivalent shares outstanding decreased slightly to 2.42 million for the current fiscal quarter compared with 2.46 million in fiscal 1996 first quarter. The decrease was due in part to the repurchase of the Company's common shares as discussed more fully below in liquidity & capital resources.

LIQUIDITY AND CAPITAL RESOURCES

      In the first quarter of fiscal 1997, net cash provided by operating activities totaled $826 thousand. Cash generated by net earnings, and collection of contract receivables was offset in part by payments to subcontractors and material suppliers and reduction in other accrued expenses totaling nearly $2.0 million.

      Contract receivables totaled $23.2 million at June 30, 1996, $24.2 million at March 31, 1996, and $26.2 million at June 30, 1995 and represented 44%, 43%, and 44%, respectively, of total assets at each of those dates. The average period for payment to the Company was 65 days at June 30, 1996; 71 days at March 31, 1996; and 76 days as of June 30, 1995. The decrease in the average period for payment to the Company was due in part to the billing and collection of receivables under a firm fixed price contract.

      Net cash used by financing activities in the first quarter of fiscal 1997 totaled $2.0 million. The primary use of cash from financing activities was the repurchase of the Company's common shares. On March 25, 1996, the Company's Board of Directors announced that it had authorized the repurchase of up to 200 thousand common shares over a one year period. Through June 30, 1996 the Company had repurchased 115.6 thousand shares under this repurchase program at current market prices on the date of purchase.

      Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at June 30, 1996 was $20.0 million. Borrowings under the Company's borrowing agreements were $5.8 million at June 30, 1995. There were no borrowings under the Company's revolving credit agreement at June 30, 1996 and March 31, 1996.

      It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

      On July 26, 1996 the Company purchased all the shares of Vector Research Company, Inc. of Rockville, Maryland for approximately $6.5 million. The purchase was made from existing cash and funds available under the Company's revolving credit agreement.

      As of June 30, 1996, the Company does not have any other major capital commitments.

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

               11      EARNINGS PER SHARE CALCULATION

               27      FINANCIAL DATA SCHEDULE

          b.   REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ANALYSIS & TECHNOLOGY, INC.


Date:    August 12, 1996                  /s/Gary P. Bennett
                                          ----------------------------------
                                          Gary P. Bennett
                                          President and CEO



Date:   August 12, 1996                   /s/David M. Nolf
                                          ----------------------------------
                                          David M. Nolf
                                          Executive Vice President

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                            ------------------------


                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                            ------------------------


                      FOR THE QUARTER ENDED: JUNE 30, 1996
                         COMMISSION FILE NUMBER: 0-14161


                            ------------------------




                           ANALYSIS & TECHNOLOGY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

================================================================================

                                  EXHIBIT INDEX





EXHIBIT NUMBER    DESCRIPTION OF DOCUMENTS
- --------------    ------------------------

    11            EARNINGS PER SHARE CALCULATION

    27            FINANCIAL DATA SCHEDULE