Form 10-K/A
period 1996-03-31
ANALYSIS & TECHNOLOGY INC
filed 1996-10-25
CIK 310876

================================================================================

                           AMENDMENT NO.1 TO FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended: March 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ___________ to _____________
                         COMMISSION FILE NUMBER: 0-14161

                             -----------------------
                           ANALYSIS & TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)

               Connecticut                                    95-2579365
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                 Route 2                                         06359
              P.O. Box 220                                     (Zip Code)
     North Stonington, Connecticut
(Address of principal executive offices)

       Registrant's telephone number, including area code: (860) 599-3910

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section (12(g) of the Act: Common Stock, no par value

                            -----------------------

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

     Certain information in Part III of the Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders held on August 13, 1996.

================================================================================

                                EXPLANATORY NOTE


     This Amendment is being filed solely to provide the revised Consent of KPMG Peat Marwick LLP with respect to the incorporation by reference of its report into previously filed Securities Act registration statements of the Company as specified therein.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a) 3.     Exhibits (* filed herewith):


EXHIBIT
NUMBER

  23* Revised Consent of KPMG Peat Marwick LLP with respect to the incorporation by reference of its reports dated May 3, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.


                                             ANALYSIS & TECHNOLOGY, INC.


                                             By: /s/ David M. Nolf
                                                 ----------------------------
                                                     David M. Nolf
                                                     Executive Vice President

Date:  October 25, 1996

INDEX TO EXHIBITS


Exhibit
Number         Description of Documents

  23* Revised Consent of KPMG Peat Marwick LLP with respect to the incorporation by reference of its reports dated May 3, 1996.