Form 10-Q
period 1996-09-30
ANALYSIS & TECHNOLOGY INC
filed 1996-11-14
CIK 310876

==============================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


Commission file number 0-14161


                          ANALYSIS & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                  Connecticut                           95-2579365
      ---------------------------------            ------------------
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


________________________________________________________________________________
             (Former name, former address, and former fiscal year,
                         if changed since last report.)



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

    As of the close of business November 7, 1996, the registrant had outstanding 2,341,414 shares of Common Stock.



==============================================================================

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)
    For the Quarters and Six-Month Periods Ended September 30, 1996 and 1995
                (Amounts in Thousands Except per Share Amounts)

                                Three Months Ended      Six Months Ended
                                   September 30,          September 30,
                                ------------------      -----------------
                                 1996       1995         1996       1995
                                -------    -------      -------   --------
Revenue from continuing
operations                      $35,507    $31,120      $67,995   $62,455

Costs & expenses                 33,709     29,536       64,700    59,241
                                -------    -------      -------   -------
 Operating earnings from
 continuing operations            1,798      1,584        3,295     3,214
                                -------    -------      -------   -------
Other deductions (income):
 Interest expense                    98        188          174       371
 Interest income                    (23)        (3)         (60)       (4)
 Equity in (income) loss
  of joint venture                   37        (92)         (22)     (156)
 Other, net                         176        154          339       349
                                -------    -------      -------   -------
                                    288        247          431       560
                                -------    -------      -------   -------
Earnings from continuing
 operations before income
 taxes                            1,510      1,337        2,864     2,654

Income taxes                        660        156        1,222       713
                                -------    -------      -------   -------
  Net earnings from
   continuing operations            850      1,181        1,642     1,941

Discontinued Operations:
 Loss from discontinued
  operations, net of income
  tax benefit                        --        (96)          --      (142)
 Loss on the disposal of
  discontinued operations,
  net of income tax benefit          --     (1,316)          --    (1,316)
                                -------    -------      -------   -------
 Net earnings (loss)            $   850    $  (231)     $ 1,642   $   483
                                =======    =======      =======   =======
Earnings (loss) per common
 and common equivalent
 share:
  Continuing operations         $  0.35    $  0.47      $  0.68   $  0.79
  Discontinued operations            --      (0.56)          --     (0.59)
                                -------    -------      -------   -------
  Net earnings (loss)           $  0.35    $ (0.09)     $  0.68   $  0.20
                                =======    =======      =======   =======
Weighted average shares
 and common equivalent
 shares outstanding               2,411      2,500        2,417     2,473

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Amounts in Thousands)

                               September 30, 1996
            Assets                (Unaudited)           March 31, 1996
----------------------------   ------------------       --------------
Current assets:
 Cash and cash equivalents     $ 2,179                  $ 4,179
 Marketable equity
  securities                       195                       --
 Contract receivables           25,187                   24,250
 Notes and other receivables     1,100                    1,260
 Prepaid expenses                1,391                    1,543
                               -------                  -------
  Total current assets          30,052                   31,232

Property, buildings, and
 equipment, net                 13,999                   14,132

Other assets:
 Goodwill, net of
  accumulated amortization      10,337                    6,548
 Product development costs,
  net of accumulated
  amortization                     530                      362
 Deposits and other                316                      261
 Deferred Compensation Plan
  investments                    2,871                    2,601
 Investment in joint venture     1,323                    1,301
 Deferred income taxes              54                       --
                               -------                  -------
                                15,431                   11,073
                               -------                  -------
 TOTAL ASSETS                  $59,482                  $56,437
                               =======                  =======
 LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Current liabilities:
 Current installments of
  long-term debt               $   193                  $   180
 Accounts payable                1,744                    1,779
 Accrued expenses                8,591                    7,648
 Dividends payable                  --                      659
 Deferred income taxes           1,162                    1,176
                               -------                  -------
  Total current liabilities     11,690                   11,442

Long-term debt, excluding
 current installments            4,442                    2,901
Deferred income taxes               --                      114
Other long-term liabilities      3,724                    2,701
                               -------                  -------
 TOTAL LIABILITIES              19,856                   17,158
                               -------                  -------
Shareholders' equity:
 Common stock, $.125
  stated value
  Authorized 7,500,000
  shares; issued and
  outstanding, 2,338,015
  shares at September 30,
  1996 and 2,440,303 at
  March 31, 1996                   292                      305
 Additional paid-in capital      8,657                    9,964
 Unrealized holding gains
  on marketable equity
  securities                        25                       --
 Retained earnings              30,652                   29,010
                               -------                  -------
 TOTAL SHAREHOLDERS' EQUITY     39,626                   39,279
                               -------                  -------
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          $59,482                  $56,437
                               =======                  =======

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six-Month Periods Ended September 30, 1996 and 1995
                             (Amounts in Thousands)


                                                            SEPTEMBER 30, 1996        SEPTEMBER 30, 1995
                                                            ------------------        ------------------
OPERATING ACTIVITIES:
  Net earnings                                                    $ 1,642                  $   483
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO
    NET CASH PROVIDED BY CONTINUING OPERATIONS:
    Loss associated with discontinued operations                       --                    1,458
    Equity in income of joint venture                                 (22)                     (92)
    Depreciation and amortization of fixed assets                   1,270                    1,139
    Amortization of goodwill                                          241                      222
    Amortization of product development costs                          28                       58
    Provision for deferred income taxes                              (182)                    (373)
    Loss on sale of equipment                                          33                      652
    Decrease (increase) in:
      Contract receivables                                          2,198                    2,148
      Notes and other receivables                                     166                       60
      Prepaid expenses                                                245                      480
      Other assets                                                     (1)                      11
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (564)                  (1,316)
      Other long-term liabilities                                     (77)                      59
                                                                  -------                  -------
      NET CASH PROVIDED BY CONTINUING OPERATIONS                    4,977                    4,989
      NET CASH USED BY DISCONTINUED OPERATIONS                         --                   (2,346)
                                                                  -------                  -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     4,977                    2,643
                                                                  -------                  -------

INVESTING ACTIVITIES:
  Additions to property, buildings, and equipment                    (876)                  (1,279)
  Product development costs - continuing operations                  (196)                     (72)
  Product development costs - discontinued operations                  --                   (1,045)
  Proceeds from the sale of equipment                                   5                        6
  Acquisition of business units (net of cash acquired)             (5,485)                    (123)
                                                                  -------                  -------
      NET CASH USED BY INVESTING ACTIVITIES                        (6,552)                  (2,513)
                                                                  -------                  -------

FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                              --                      400
  Proceeds from long-term borrowings                                1,690                      825
  Repayments of long-term debt                                       (136)                    (150)
  Proceeds from sale of common stock                                  161                      408
  Repurchase of common stock                                       (1,481)
  Dividends paid                                                     (659)                    (616)
                                                                  -------                  -------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (425)                     867
                                                                  -------                  -------

Increase (decrease) in cash and cash equivalents                   (2,000)                     997
      CASH AND CASH EQUIVALENTS:
        Beginning of period                                         4,179                      502
                                                                  -------                  -------
        End of period                                             $ 2,179                  $ 1,499
                                                                  =======                  =======

        During the six-month period ended September 30, 1996 unrealized holding gains on marketable equity securities resulted in increases to shareholders' equity and to marketable equity securities of $25 thousand.

        See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

3. On July 26, 1996, the Company entered into a Stock Purchase Agreement whereby it acquired all of the stock of Vector Research Company, Inc. ("Vector") of Rockville, Maryland, for approximately $6.0 million in cash plus related expenses and assumption of tax liabilities. Vector provides engineering and technical services to U.S. Navy customers. Goodwill totaling approximately $4.0 million was recorded in connection with this acquisition.

4. During the second quarter of fiscal 1996, the Company analyzed research expenditures incurred in prior years by the Company and its subsidiaries. As a result of this analysis, the Company determined it was entitled to certain federal and state research and development tax credits. The total amount of such credits accrued in the quarter ended September 30, 1995, was $400,000 and is presented as a reduction of income taxes on earnings from continuing operations in the accompanying unaudited Consolidated Statements of Operations for the quarter and six-month periods ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        A summary of comparative results for the quarter and six-month periods ended September 30, 1996 and September 30, 1995 is as follows:

                                                             (UNAUDITED)
                                                   THREE MONTHS ENDED SEPTEMBER 30,      PERCENT
                                                         1996           1995             CHANGE
                                                         ----           ----             ------
Revenue from continuing operations                      $35,507        $31,120            14.1
Operating earnings from continuing operations             1,798          1,584            13.5
Earnings from continuing operations
  before income taxes                                     1,510          1,337            13.0
Net earnings from continuing operations
  Without R&D tax credit                                    850            781             8.8
  Including R&D tax credit                                  N/A          1,181              --
Loss from discontinued operations,
  net of income tax benefit                                  --            (96)             --
Loss on the disposal of discontinued operations
  net of income tax benefit                                  --         (1,316)             --
Net earnings (loss)                                         850           (231)             --
Earnings (loss) per common share:
  Continuing operations
    Without R&D tax credit                                 0.35           0.31            12.9
    Including R&D tax credit                                N/A           0.47              --
  Discontinued operations                                    --          (0.56)             --
  Net earnings (loss) per common share                     0.35          (0.09)             --
Weighted average shares and common
  equivalent shares outstanding                           2,411          2,500            (3.5)


                                                             (UNAUDITED)
                                                     SIX MONTHS ENDED SEPTEMBER 30,      PERCENT
                                                         1996           1995             CHANGE
                                                         ----           ----             ------
Revenue from continuing operations                      $67,995        $62,455             8.9
Operating earnings from continuing operations             3,295          3,214             2.5
Earnings from continuing operations
  before income taxes                                     2,864          2,654             7.9
Net earnings from continuing operations
  Without R&D tax credit                                  1,642          1,541             6.6
  Including R&D tax credit                                  N/A          1,941              --
Loss from discontinued operations,
  net of income tax benefit                                  --           (142)             --
Loss on the disposal of discontinued operations,
  net of income tax benefit                                  --         (1,316)             --
Net earnings (loss)                                       1,642            483              --
Earning (loss) per common and common
  equivalent share:
    Continuing operations
      Without R&D tax credit                               0.68           0.63             7.9
      Including R&D tax credit                              N/A           0.79              --
  Discontinued operations                                    --          (0.59)             --
  Net earnings per common share                            0.68           0.20              --
Weighted average shares and common
  equivalent shares outstanding                           2,417          2,473            (2.3)

        Revenue from continuing operations increased 14.1% to $35.5 million for the three months ended September 30, 1996 from $31.1 million for the three months ended September 30, 1995. For the six-month period ended September 30, 1996 (the first six months of fiscal 1997), revenues increased 8.9% to $68.0 million compared with $62.5 million in the first six months of fiscal 1996. The increase in revenue is attributable, in part, to an increase in non-labor related revenue due to purchased materials and work subcontracted to other companies, and in part to the purchase of Vector Research Company, Inc. (Vector Research) on July 26, 1996. Non-labor related revenue contributed $1.6 million and $2.7 million for the quarter and six month periods respectively, and Vector Research added $2.4 million.

        For the quarter and six-month period ended September 30, 1996, operating earnings from continuing operations were $1.8 million and $3.3 million, respectively, compared with $1.6 million and $3.2 million in the comparable quarter and six-month period ended September 30, 1995.

        Operating margins from continuing operations for both the current and prior year quarter were 5.1%. Operating margins for the six-month period ended September 30, 1996 were 4.8% as compared with 5.1% in the prior six-month period. Operating margin for the six-month period last year was up due to higher than anticipated earnings on a large fixed price project. Excluding this project's earnings from the comparison, operating margins were relatively constant from year to year.

        Total other expenses as a percentage of revenue remained constant at 0.8% for both the current and prior year quarter. For the six-month period ended September 30, 1996, total other expenses as a percentage of revenue decreased to 0.6% compared with 0.9% for the six month period ended September 30, 1995. For both the current quarter and six-month period ended September 30, 1996, a decrease in interest expense and an increase in interest income resulted from additional cash generated by the sale of the commercial business of the Company's subsidiary, General Systems Solutions (GSS) on October 31, 1995. The proceeds from the sale enabled the Company to repay amounts borrowed under its revolving credit agreement and to increase cash and cash equivalents. This savings was partially offset in the current quarter due to a loss incurred by the Company's joint venture, Automation Software Incorporated (ASI). The Company's share of ASI's loss in the current quarter was $37,000 as compared to income of $92,000 for the quarter ended September 30, 1995. The loss was primarily due to a slowdown of sales during the transition to a new Windows 95 compatible software product.

        Earnings from continuing operations before income taxes increased 13.0% to $1.5 million for the second quarter of fiscal 1997 from $1.3 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, earnings from continuing operations before income taxes increased 7.9% to $2.9 million from $2.7 million for the same period in the prior fiscal year.

        The Company's effective tax rate on earnings from continuing operations was 43.7% for the second quarter and 42.7% for the first six months of fiscal 1997 compared with 11.6% and 26.9% for the second quarter and first six months of fiscal 1996. The lower effective tax rate in the prior fiscal year periods was mainly the result of the Company's one-time accrual of federal and state research and development (R&D) tax credits totaling $400,000. The effective tax rate for the current quarter was adversely affected by the Company's share of the loss in ASI. This loss is reported on an after tax basis which reduces income but not taxes payable by the Company.

        Net earnings for the second quarter of fiscal 1997 were $850,000, or $0.35 per share. This compared to net earnings from continuing operations for the second quarter of fiscal 1996, not including a one-time R&D tax credit, of $781,000 or $0.31 per share. Upon the sale of GSS in October 1995, its commercial business was reclassified retroactively as a discontinued operation. Net earnings for the second quarter of fiscal 1996 included a loss of $1.4 million from this discontinued operation and the one-time R&D tax credit of $400,000, which resulted in a net loss of $0.09 per share for the quarter.

        For the first six months of fiscal 1997, net earnings from continuing operations were $1.6 million, or $0.68 per share. This compares to net earnings from continuing operations for the first six months of fiscal 1996, not including the one-time R&D tax credit previously mentioned, of $1.5 million, or $0.63 per share. Net earnings for the first six months of fiscal 1996 included the R&D tax credit of $400,000 and a loss from discontinued operations of $1.5 million which resulted in net earnings of $0.20 per share.

        The weighted average number of common and common equivalent shares outstanding decreased to 2.4 million in the second quarter and first six months of fiscal 1997 compared with 2.5 million in the fiscal 1996 comparable periods. The decrease was due in part to the repurchase of the Company's common shares as discussed more fully below in liquidity and capital resources.

LIQUIDITY & CAPITAL RESOURCES

        For the six-month period ended September 30, 1996, net cash provided by operating activities totaled $5.0 million. The net cash increase resulted primarily from earnings from continuing operations of $1.6 million and a decrease in contract receivables. Contract receivables decreased $2.2 million due in part to the collection of receivables under a large firm fixed price contract. Vector Research added $3.5 million of contract receivables. Contract receivables totaled $25.2 million at September 30, 1996 and September 30, 1995 and $24.2 million at March 31, 1996 and represented 42%, 43%, and 41%, respectively of total assets at each of those dates. The average period for payment to the Company was 65 days at September 30, 1996; 71 days at March 31, 1996 and 73 days as of September 30, 1995.

        Net cash used by investing activities for the six-month period ended September 30, 1996 was $6.6 million. The primary use of cash was for the acquisition of Vector Research. On July 26, 1996, the Company purchased all of the shares of Vector Research for approximately $6.0 million plus related expenses and assumption of tax liabilities. The purchase was made from existing cash and funds available under the Company's revolving credit agreement.

        The primary use of cash from financing activities for the six-month period ended September 30, 1996 was the repurchase of the Company's common shares. On March 25, 1996, the Company's Board of Directors announced that it had authorized the repurchase of up to 200 thousand common shares over a one year period. Through September 30, 1996, the Company had repurchased 119.2 thousand shares under this repurchase program at current market prices on the dates of purchases. These purchases together with the additional borrowing related to the Vector Research acquisition, resulted in net cash used by financing activities in the first six-months of fiscal 1997 of $425 thousand.

        Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at September 30, 1996 was $20.0 million. Borrowings under the Company's borrowing agreements were $1.7 million as of September 30, 1996, and $4.8 million at September 30, 1995. There were no borrowings under the Company's revolving credit agreement at March 31, 1996.

        It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

        As of September 30, 1996, the Company does not have any other major capital commitments.

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

Item 1.         Legal Proceedings
                None.

Item 2.         Changes in Securities
                None.

Item 3.         Defaults Upon Senior Securities
                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                a. The 1996 Annual Meeting of Shareholders was held on
                   August 13, 1996.

                b. The following matters were voted upon at the meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, are as follows:

                   (1) Election of the following individuals to the Board of
                       Directors:

                                     Total Votes Cast     For       Withheld
                                     ----------------     ---       --------
                   Gary P. Bennett       1,736,302      1,723,834    12,468
                   James B. Fox          1,736,302      1,724,114    12,188

                   Directors Whose Term of Office as Director Continued After the Meeting:
                   Larry M. Fox
                   Nelda S. Nardone
                   Thurman F. Naylor
                   David M. Nolf
                   Dennis G. Punches

                   (2) Appointment of KPMG Peat Marwick as independent auditors of the Company for fiscal year 1997: 1,679,009 FOR; 54,341 AGAINST; and 2,952 ABSTAINED.

Item 5.         Other Information
                None.

Item 6.         Exhibits and Reports on Form 8-K
                a. Exhibits

                   10 Amendment to Analysis & Technology, Inc. Savings and
                      Investment Plan dated August 12, 1996
                   11 Earnings Per Share Calculation
                   27 Financial Data Schedule

                b. Reports on Form 8-K

                   During the quarter, the Company filed a report on Form 8-K dated July 29, 1996 and amendments thereto reporting in response to Items 2 and 7.

                   Financial statements included in these filings were:

                   In accordance with Item 7 (a)(4) of Form 8-K, the Audited Financial Statements for Vector Research Co. Inc., for the years ended October 31, 1995 and 1994 and the Independent Auditors' Report and the Unaudited Balance Sheet and Statement of Earnings for the eight month period ended June 30, 1996.

                   In accordance with Item 7 (b)(2) of Form 8-K, the Unaudited Proforma Consolidated Statements of Income, Proforma Consolidated Balance Sheet and Notes to Unaudited Proforma Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANALYSIS & TECHNOLOGY, INC.

Date: November 12, 1996                 /s/ Gary P. Bennett
                                        ---------------------------------
                                        Gary P. Bennett
                                        President and CEO



Date: November 12, 1996                 /s/ David M. Nolf
                                        ---------------------------------
                                        David M. Nolf
                                        Executive Vice President

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                                ---------------

                   FOR THE QUARTER ENDED: SEPTEMBER 30, 1996
                        COMMISSION FILE NUMBER: 0-14161

                                ---------------

                          ANALYSIS & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

================================================================================

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENTS
--------------          ------------------------
     10                 Amendment to Analysis & Technology, Inc. Savings and
                        Investment Plan dated August 12, 1996

     11                 Earnings Per Share Calculation

     27                 Financial Data Schedule