Form 10-Q
period 1996-12-31
ANALYSIS & TECHNOLOGY INC
filed 1997-02-14
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          DECEMBER 31, 1996



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

     As of the close of business February 11, 1997, the registrant had outstanding 2,342,422 shares of Common Stock.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
    For the Quarters and Nine-Month Periods Ended December 31, 1996 and 1995
                 (Amounts in Thousands Except Per Share Amounts)

                                                                                  Three Months Ended           Nine Months Ended
                                                                                      December 31,                 December 31,
                                                                                      --------------           -----------------
                                                                                1996              1995       1996           1995
                                                                                ----              ----       ----           ----
Revenue from continuing operations                                          $  35,653        $  29,353    $ 103,648      $  91,808

Costs & expenses                                                               34,007           27,745       98,707         86,986
                                                                               ------           ------      -------         ------
     Operating earnings from
       continuing operations                                                    1,646            1,608        4,941          4,822
                                                                                -----            -----        -----          -----

Other deductions (income):
     Interest expense                                                             129              175          303            546
     Interest income                                                               (2)             (55)         (62)           (59)
     Equity in income of joint venture                                           (101)             (83)        (123)          (239)
     Other, net                                                                   194              169          533            518
                                                                                  ---              ---          ---            ---
                                                                                  220              206          651            766
                                                                                  ---              ---          ---            ---

Earnings from continuing operations
  before income taxes                                                           1,426            1,402        4,290          4,056

Income taxes                                                                      558              582        1,780          1,295
                                                                                  ---              ---        -----          -----
     Net earnings from
     continuing operations                                                        868              820        2,510          2,761

Discontinued Operations:
     Loss from discontinued operations,
     net of income tax benefit                                                     --              (53)          --           (195)
     Loss on the disposal of discontinued
     operations, net of income tax benefit                                         --               --           --         (1,316)
                                                                                                                            ------
     Net earnings                                                           $     868        $     767    $   2,510      $   1,250
                                                                            =========        =========    =========      =========

Primary earnings (loss) per common and common equivalent share:
     Continuing operations                                                  $    0.36        $    0.33    $    1.04      $    1.11
     Discontinued operations                                                       --            (0.02)          --          (0.61)
                                                                            ---------        ---------    ---------      ---------
     Net earnings                                                           $    0.36        $    0.31    $    1.04      $    0.50
                                                                            =========        =========    =========      =========

Fully diluted earnings (loss) per common and common equivalent share:
     Continuing operations                                                  $    0.36        $    0.33    $    1.03      $    1.11
     Discontinued operations                                                       --            (0.02)          --          (0.61)
                                                                            ---------        ---------    ---------      ---------
     Net earnings                                                           $    0.36        $    0.31    $    1.03      $    0.50
                                                                            =========        =========    =========      =========

Weighted average shares and common
    equivalent shares outstanding
     Primary                                                                    2,418            2,514        2,416          2,482
     Fully Diluted                                                              2,422            2,515        2,429          2,497




See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

         ASSETS                                DECEMBER 31, 1996 (UNAUDITED)   MARCH 31, 1996
         ------                                -----------------------------   --------------

Current assets:
     Cash and cash equivalents                          $     --                $ 4,179
     Marketable equity securities                            199                     --
     Contract receivables                                 28,008                 24,250
     Notes and other receivables                           1,126                  1,260
     Prepaid expenses                                      2,020                  1,543
                                                           -----                  -----
         Total current assets                             31,353                 31,232

Property, buildings, and equipment, net                   14,029                 14,132

Other assets:
     Goodwill, net of accumulated amortization             9,572                  6,548
     Product development costs, net
       of accumulated amortization                           484                    362
     Deposits and other                                      350                    261
     Deferred Compensation Plan investments                2,939                  2,601
     Investment in joint venture                           1,424                  1,301
                                                           -----                  -----
                                                          14,769                 11,073
                                                          ------                 ------

     TOTAL ASSETS                                        $60,151                $56,437
                                                         =======                =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt              $   217                $   180
     Accounts payable                                      2,023                  1,779
     Accrued expenses                                      7,200                  7,648
     Dividends payable                                        --                    659
     Deferred income taxes                                 1,701                  1,176
                                                           -----                  -----
         Total current liabilities                        11,141                 11,442

Long-term debt, excluding current installments             5,826                  2,901
Deferred income taxes                                         18                    114
Other long-term liabilities                                2,959                  2,701
                                                           -----                  -----
     TOTAL LIABILITIES                                    19,944                 17,158
                                                          ------                 ------

Shareholders' equity:
     Common stock, $.125 stated value
       Authorized 7,500,000 shares; issued and
       outstanding, 2,318,914 shares at
       December 31, 1996 and 2,440,303 at
       March 31, 1996                                        290                    305
     Additional paid-in capital                            8,368                  9,964
     Unrealized holding gains on marketable equity
       securities                                             29                     --
     Retained earnings                                    31,520                 29,010
                                                          ------                 ------
     TOTAL SHAREHOLDERS' EQUITY                           40,207                 39,279
                                                          ------                 ------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $60,151                $56,437
                                                         =======                =======





See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)


                                                          DECEMBER 31, 1996   DECEMBER 31, 1995
                                                          -----------------   -----------------
OPERATING ACTIVITIES:
     NET EARNINGS                                                $ 2,510        $ 1,250
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO
       NET CASH PROVIDED BY CONTINUING OPERATIONS:
       Loss associated with discontinued operations                   --          1,511
       Equity in income of joint venture                            (123)          (239)
       Depreciation and amortization of fixed assets               1,904          1,812
       Amortization of goodwill                                      404            333
       Amortization of product development costs                      81             91
       Provision for deferred income taxes                           429           (253)
       Loss on sale of equipment                                     200            413
       Decrease (increase) in:
          Contract receivables                                      (623)         1,909
          Notes and other receivables                                140             65
          Prepaid expenses                                          (386)           466
          Other assets                                              (372)           (96)
       Increase (decrease) in:
          Accounts payable and accrued expenses                   (1,677)        (2,597)
          Other long-term liabilities                               (571)           236
                                                                    ----            ---
          NET CASH PROVIDED BY CONTINUING OPERATIONS               1,916          4,901
          NET CASH USED BY DISCONTINUED OPERATIONS                    --         (3,345)
          NET CASH PROVIDED BY OPERATING ACTIVITIES                1,916          1,556
                                                                   -----          -----

INVESTING ACTIVITIES:
     Proceeds from sale of discontinued operations                    --          8,007
     Additions to property, buildings, and equipment              (1,719)        (1,359)
     Product development costs - continuing operations              (204)          (116)
     Product development costs - discontinued operations              --         (1,125)
     Proceeds from the sale of equipment                              18              6
     Acquisition of business units (net of cash acquired)         (4,883)          (219)
                                                                  ------           ----
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (6,788)         5,194
                                                                  ------          -----

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                            3,162             --
     Repayments of long-term debt                                   (199)        (3,759)
     Proceeds from sale of common stock                              191            559
     Repurchase of common stock                                   (1,802)            --
     Dividends paid                                                 (659)          (616)
                                                                    ----           ----
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           693         (3,816)

Increase (decrease) in cash and cash equivalents                  (4,179)         2,934
          CASH AND CASH EQUIVALENTS:
           Beginning of period                                     4,179            502
                                                                   -----            ---
           End of period                                         $    --        $ 3,436
                                                                 =======        =======






     During the nine-month period ended December 31, 1996 unrealized holding gains on marketable equity securities resulted in increases to shareholders' equity and to marketable equity securities of $29 thousand.

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

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

3. On July 26, 1996, the Company acquired all of the stock of Vector Research Company, Inc. ("Vector") of Rockville, Maryland, for approximately $6.0 million in cash plus related expenses and assumption of tax liabilities. Vector provides engineering and technical services to U.S. Navy customers. Goodwill totaling approximately $3.3 million was recorded in connection with this acquisition.

4. During the second quarter of fiscal 1996, the Company analyzed research expenditures incurred in prior years by the Company and its subsidiaries. As a result of this analysis, the Company determined it was entitled to certain federal and state research and development tax credits. The total amount of such credits accrued in the quarter ended September 30, 1995 was $400,000 and is presented as a reduction of income taxes on earnings from continuing operations in the accompanying unaudited Consolidated Statements of Operations for the nine-month period ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarter and nine-month periods ended December 31, 1996 and December 31, 1995 is as follows:

                                                                                         (UNAUDITED)
                                                                                 THREE MONTHS
                                                                               ENDED DECEMBER 31,           PERCENT
                                                                              1996           1995            CHANGE
                                                                              ----           ----            ------

Revenue from continuing operations                                          $ 35,653       $ 29,353           21.5
Operating earnings from continuing operations                                  1,646          1,608            2.4
Earnings from continuing operations
   before income taxes                                                         1,426          1,402            1.7
Net earnings from continuing operations                                          868            820            5.9
Loss from discontinued operations,
   net of income tax benefit                                                      --            (53)            --
Net earnings                                                                     868            767           13.2
Primary earnings (loss) per common and common equivalent share:
     Continuing operations                                                      0.36           0.33            9.1
     Discontinued operations                                                      --          (0.02)            --
     Net earnings per common share                                              0.36           0.31           16.1
Primary weighted average shares and common
    equivalent shares outstanding                                              2,418          2,514           (3.8)


                                                                                               (UNAUDITED)
                                                                                   NINE MONTHS
                                                                                ENDED DECEMBER 31,          PERCENT
                                                                               1996           1995           CHANGE
                                                                               ----           ----           ------
Revenue from continuing operations                                          $103,648       $ 91,808           12.9
Operating earnings from continuing operations                                  4,941          4,822            2.4
Earnings from continuing operations
  before income taxes                                                          4,290          4,056            5.8
Net earnings from continuing operations
  Without R&D tax credit                                                       2,510          2,361            6.3
  Including R&D tax credit                                                       N/A          2,761             --
Loss from discontinued operations,
   net of income tax benefit                                                      --           (195)            --
Loss on the disposal of discontinued operations,
  net of income tax benefit                                                       --         (1,316)            --
Net earnings                                                                   2,510          1,250             --
Primary earnings (loss) per common and common equivalent share:
    Continuing operations
     Without R&D tax credit                                                     1.04           0.95            9.5
      Including R&D tax credit                                                   N/A           1.11             --
    Discontinued operations                                                       --          (0.61)            --
    Net earnings per common share                                               1.04           0.50             --
Primary weighted average shares and common
    equivalent shares outstanding                                              2,416          2,482           (2.7)

     Revenue from continuing operations increased 21.5% to $35.7 million for the three months ended December 31, 1996 from $29.4 million for the three months ended December 31, 1995. For the nine-month period ended December 31, 1996 (the first nine months of fiscal 1997), revenues increased 12.9% to $103.6 million compared with $91.8 million in the first nine months of fiscal 1996. The increase in revenue is attributable to growth in core defense business including an increase in non-labor related revenue due to purchased materials and work subcontracted to other companies, and to the purchase of Vector Research Company, Inc. (Vector Research) on July 26, 1996. Non-labor related revenue contributed $1.3 million and $4.0 million, and Vector Research added $3.6 million and $6.0 million for the quarter and nine-month period respectively.

     For the quarter and nine-month period ended December 31, 1996, operating earnings from continuing operations were $1.6 million and $4.9 million, respectively, compared with $1.6 million and $4.8 million in the comparable quarter and nine-month period ended December 31, 1995.

     Operating margins for the quarter and nine-month period ended December 31, 1996 were 4.6% and 4.8% compared with 5.5% and 5.3% in the prior fiscal year quarter and nine-month period. The decrease in operating margins was primarily due to lower fees earned this year on fixed price contracts than in the comparable quarter and nine-month period ended December 31, 1995. In addition, operating margins were adversely affected by marketing and sales costs incurred to expand the Company's commercial information technology and interactive multimedia (IMM) training work.

     Total other expenses as a percentage of revenue decreased to 0.6% for both the current quarter and nine-month period as compared with 0.7% and 0.8% for the quarter and nine-month period ended December 31, 1995. Interest expense decreased for both the current quarter and nine-month period as a result of cash generated by the sale of the commercial business of the Company's subsidiary, General Systems Solutions (GSS) on October 31, 1995. Interest income decreased in the current quarter as a result of the Company's acquisition of Vector Research as discussed more fully below in "Liquidity and Capital Resources". The Company's share of income in its joint venture, Automation Software, Incorporated (ASI) for the nine-month period ended December 31, 1996 was $123,000 compared with $239,000 in the nine-month period ended December 31, 1995. Earlier in the current fiscal year, ASI experienced a slowdown of sales during the transition to a new Windows 95 compatible software product. However, in the current quarter the Company's share of ASI's income was $101,000 compared with $83,000 in the prior fiscal year third quarter.

     Earnings from continuing operations before income taxes were $1.4 million for both the third quarter of fiscal 1997 and the third quarter of fiscal 1996. For the first nine months of fiscal 1997, earnings from continuing operations before income taxes increased 5.8% to $4.3 million from $4.1 million for the same period in the prior fiscal year.

     The Company's effective tax rate on earnings from continuing operations was 39.2% for the third quarter and 41.5% for the first nine months of fiscal 1997 compared with 41.5% and 31.9% for the third quarter and first nine months of fiscal 1996. The lower effective tax rate in the prior fiscal year's nine-month period was mainly the result of the Company's one-time accrual of federal and state research and development (R&D) tax credits totaling $400,000. The lower effective tax rate for the current quarter was due, in part, to earnings in Australia which are not taxed because they are offset against prior losses for which no previous tax benefit had been recorded.

     Net earnings from continuing operations for the third quarter of fiscal 1997 were $868,000, or $0.36 per share. This compares to net earnings from continuing operations for the third quarter of fiscal 1996, of $820,000 or $0.33 per share. Upon the sale of GSS in October 1995, its commercial business was reclassified retroactively as a discontinued operation. Net earnings for the third quarter of fiscal 1996 included a loss of $53,000 from this discontinued operation which resulted in a net earnings of $0.31 per share for the quarter.

     For the first nine months of fiscal 1997, net earnings from continuing operations were $2.5 million, or $1.04 per share. This compares to net earnings from continuing operations for the first nine months of fiscal 1996, not including the one-time R&D tax credit previously mentioned, of $2.4 million, or $0.95 per share. Net earnings for the first nine months of fiscal 1996 included the R&D tax credit of $400,000 and a loss from discontinued operations of $1.5 million which resulted in net earnings of $0.50 per share.

     The weighted average number of common and common equivalent shares outstanding decreased to 2.4 million in the third quarter and first nine months of fiscal 1997 compared with 2.5 million in comparable periods of fiscal

1996. The decrease was due in part to the repurchase of the Company's common shares as discussed more fully below in "Liquidity and Capital Resources".

LIQUIDITY & CAPITAL RESOURCES

     For the nine-month period ended December 31, 1996, net cash provided by operating activities totaled $1.9 million. The net cash increase resulted primarily from earnings from continuing operations of $2.5 million offset in part by an increase in contract receivables and a decrease in accounts payable and accrued expenses. Contract receivables increased $623,000. Government delays in approving the Vector Research novation agreement resulted in delayed payment of invoices and added $3.5 million to contract receivables. This increase was partially offset by the collection of receivables under firm fixed price contracts. Contract receivables totaled $28.0 million at December 31, 1996, $24.2 million at March 31, 1996, and $25.4 at December 31, 1995 and represented 47%, 43% and 46%, respectively of total assets at each of those dates. The average period for payment to the Company was 72 days at December 31, 1996, 71 days at March 31, 1996 and 79 days at December 31, 1995.

     Net cash used by investing activities for the nine-month period ended December 31, 1996 was $6.8 million. The primary use of cash was for the acquisition of Vector Research. On July 26, 1996, the Company purchased all of the shares of Vector Research for approximately $6.0 million plus related expenses and assumption of tax liabilities. The purchase was made from existing cash and funds available under the Company's revolving credit agreement.

     The primary use of cash from financing activities for the nine-month period ended December 31, 1996 was the repurchase of the Company's common shares. On March 25, 1996, the Company's Board of Directors announced that it had authorized the repurchase of up to 200 thousand common shares over a one year period. Through December 31, 1996 the Company had repurchased 140,700 shares under the repurchase program at current market prices on the date of purchases. Funds borrowed as a result of the Vector Research acquisition offset in part by funds used for share repurchases resulted in net cash provided by financing activities for the first nine months of fiscal 1997 of $693,000.

     Any capital needs not satisfied by cash generated from operations, were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at December 31, 1996 were $20.0 million. The amount borrowed under the Company's borrowing agreement was $3.2 million as of December 31, 1996. There were no borrowings under the Company's revolving credit agreement at March 31, 1996 and December 31, 1995.

     It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

     As of December 31, 1996, the Company does not have any other major capital commitments.

     The Company believes inflation has not had a material impact on its business.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  a.   Exhibits

                       4 Third Amendment to Revolving Credit and Term Loan Agreement and Revolving Credit Note dated November 13, 1996

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



                                              ANALYSIS & TECHNOLOGY, INC.


Date:  February 12, 1997                      /s/Gary P. Bennett
------------------------                      ---------------------------
                                               Gary P. Bennett
                                               President and CEO




Date:  February 12, 1997                      /s/David M. Nolf
------------------------                      ---------------------------
                                              David M. Nolf
                                              Executive Vice President

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                               ------------------



                                    EXHIBITS

                                       TO

                                   FORM 10-Q




                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



                               ------------------



                    FOR THE QUARTER ENDED: DECEMBER 31, 1996
                        COMMISSION FILE NUMBER: 0-14161



                               ------------------





                          ANALYSIS & TECHNOLOGY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)






===============================================================================

                                 Exhibit Index



Exhibit Number      Description of Documents
--------------      ------------------------

      4 Third Amendment to Revolving Credit and Term Loan Agreement and Revolving Credit Note Dated
                    November 13, 1996

      11            Earnings Per Share Calculation

      27            Financial Data Schedule