Form 10-K
period 1997-03-31
ANALYSIS & TECHNOLOGY INC
filed 1997-06-24
CIK 310876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                 ---------- TO ----------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by shareholders considered by the registrant for this purpose to be non-affiliates of the registrant on June 1, 1997 was approximately $30,215,355, based upon the last reported sales price of the common stock on The Nasdaq Stock Market, Inc. on that date.

     Number of shares of common stock, no par value, outstanding at June 6, 1997: 2,320,021

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are hereby incorporated herein by reference:

     Certain information in Parts I and II of the Form 10-K is incorporated by reference from the registrant's 1997 Annual Report to Shareholders.

     Certain information in Part III of the Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on August 5, 1997.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL
--------

     Analysis & Technology, Inc. (the "Company") was incorporated in Connecticut in 1969. The Company initially provided tactical analysis to the Office of Naval Research and sonar analysis to the Naval Underwater Systems Center, now known as the Naval Undersea Warfare Center. During the past twenty-eight years, the Company, including subsidiaries, has expanded its business to provide system and engineering technologies services and products, interactive multimedia training systems, and information technology services for the military, civil government agencies, and private industry.

     The Company is implementing a strategic plan to continue building its business with the Department of Defense ("DOD") while transferring its expertise in interactive multimedia training systems and information technologies to additional government and commercial markets. In recent years, the Company has created several new business units through internal development and acquisition in connection with the implementation of this strategic plan and may create or acquire additional business units in the future.

     The Company has the following wholly owned subsidiaries:

     - Interactive Media Corp ("IAM"), formerly named Applied Science Associates, Inc., which designs and implements training programs for private industry and government;

     - Integrated Performance Decisions, Inc. ("IPD"), which develops and implements performance decision software products for U.S. Navy (the "Navy") customers and provides software and information technology products and services for commercial customers. In fiscal 1995, IPD formed a Canadian subsidiary, Numerical Decisions Group, Inc., to perform similar work, primarily for the Canadian Government; and

     - Analysis & Technology Australia Pty. Ltd. and Analysis & Technology International Corporation, each of which provides training systems to international markets.

     The corporate office of the Company is located in North Stonington, Connecticut. The Company presently employs 1,502 full-time employees in the United States, Australia, and Canada.

     In February 1986, the Company conducted an underwritten public offering of its common shares. Since that time, the Company's stock has traded on The Nasdaq Stock Market, Inc. under the symbol AATI.

SERVICES AND PRODUCTS
-----------------------

     The Company provides professional and technical services to commercial and government clients. The three main categories of the Company's business are system and engineering technologies services and products, interactive multimedia training systems, and information technologies services. Although separately described below, these categories overlap and should not be considered separate and distinct areas of business. The Company is organized along these service and product lines. The descriptions set forth below reflect this organization.

ENGINEERING SERVICES AND PRODUCTS

     The Company provides system and engineering services and products primarily to the Navy and, to a lesser extent, to other military and government agency customers. The Company's engineering services are provided in the general areas of engineering technologies and system technologies. Each area is described below.

     Engineering Technologies

          The Company provides design, analytical, and experimental studies in several engineering technology areas. These are performed primarily for the Navy and to a lesser extent for commercial customers.

          Company engineers and scientists support the Navy in engineering technologies related to the development of submarines and surface ships. The Company provides services in acoustics, applied mechanics, materials, machinery research and development, and naval architecture. In acoustics, the Company provides the full spectrum of noise control engineering, structural acoustic analysis, and experimental acoustics support. Applied mechanics engineers design, analyze, and test a wide variety of structures and equipment in a multitude of dynamic environments with particular emphasis on ship survivability. In materials, the Company's engineers design treatments to reduce acoustic signature and design composite structures for submarines and surface ships. The Company's machinery research and development engineers are involved in analyzing and testing advanced electrical and mechanical systems for naval applications. The Company's naval architects offer professional naval architecture and marine engineering services for the complete range of ships, submarines and submersibles, advanced marine vehicles, small craft, and yachts. They also develop and market naval architectural software packages, as well as custom software applications for the commercial marine field.

          Company engineers design, develop, implement, and analyze signal processing algorithms related to submarine and surface ship combat systems. The algorithms are developed to estimate target range, bearing, course, speed, and depth, as well as other variables such as frequency of the acoustic signal. Company engineers also develop, implement, and verify digital signal processing systems for both military and commercial customers. The work involves active and passive processing systems, custom high-speed spectrum analyzers, and other software systems for commercial off-the-shelf ("COTS") hardware. Company software and hardware engineers integrate complex COTS products throughout the engineering process, from research and development through installation and testing.

     System Technologies

          The primary areas of emphasis within system technologies are system design, development, and life cycle support which include requirements analysis, system engineering and integration, test and evaluation, training and documentation, and in-service engineering support.

          Requirements analysis includes assessment of mission requirements, systems performance criteria, specifications review and development, and trade-off analysis to determine cost versus performance benefits.

          System engineering and integration tasks typically include system design; prototype development, including modeling and simulation; acquisition support; reliability, maintainability, and availability trade-offs; hardware and software systems development to support combat systems' operability; and new technology planning and implementation.

          As a part of test and evaluation, Company engineers and analysts are involved in the design and development of laboratory and at-sea test procedures to assess functional and operational performance at the hardware, software, and integrated systems level. Duties include dockside and at-sea test conduct, data acquisition, and performance analysis of test data.

          In-service engineering support addresses the life cycle maintenance and support of deployed systems. Company engineers and technicians are involved in equipment installation and check-out; configuration management; integrated logistics support; system upgrades and modifications; systems' grooming, repair, rebuilding and refurbishing at-sea, dockside, and at Company facilities.

          Company instructional designers and engineers support a broad range of military training needs including training requirements analysis and curricula development for enlisted and officer personnel addressing maintenance, operability and tactics; training conducted ashore and at-sea; and personnel performance evaluation and analysis.

          Closely aligned to the Company's training tasks are the development and revision of tactical documentation for the Navy's submarine, surface ship, and air commands. Much of this work involves planning and evaluating exercises at sea; deriving information on system, platform, and battle group performance; and incorporating this information into applicable tactical doctrine.

          In response to acquisition reform initiatives within the DOD, Company engineers integrate COTS technology into naval systems, controlling costs while improving system performance. These efforts include COTS software applications development; hardware fabrication; and prototype, pre-production, and limited production custom product development to support rapid COTS systems introduction to the fleet.

INTERACTIVE MULTIMEDIA TRAINING SYSTEMS

     The Company employs interactive multimedia technology in designing, developing, and implementing instructional training and delivery systems, and performance support systems for defense, civil government, and commercial customers. Interactive multimedia technology is computer-based and includes computer-generated graphics and animation, full-motion video, and high-fidelity audio. The Company's instructional design capability is utilized to ensure that training materials developed will produce the desired learning result.

     Instructional training and delivery systems employ interactive multimedia technology in a stand-alone, networked, or embedded systems environment. These systems allow students to proceed at their own pace, at their own work site and, in general, achieve training objectives more quickly than with non-interactive forms of training. The Company develops applications software, computer-based networks, and enterprise-wide data bases to meet customer training objectives. Company employees are experienced in web-based training, human factors engineering, software engineering, graphic design, video production, distance learning, and performance support systems. The Company's capabilities in database development and networked communications are used in its web-based training delivery work.

     When developing performance support systems, the Company employs interactive multimedia technology including interactive electronic documentation to provide job aids, just-in-time training, and on-line reference materials. Applications include engineering design, equipment maintenance, and systems operability support. Company training specialists and engineers design, develop, and implement performance support systems for both commercial and military applications in order to improve productivity and leverage work experience and system knowledge across the workforce.

     The Company's training organization currently includes personnel within the Company's defense-related operations and in the Company's subsidiary, IAM. The Company plans to transfer training personnel from its defense-related operations to IAM during fiscal 1998.

INFORMATION TECHNOLOGY

     In the defense market, the Company provides information technology products and services, largely for C(4)I (command, control, communications, computers, and intelligence): the infrastructure of networks and data that enables military personnel to make the best planning and combat decisions possible. The Company's work involves software development, telecommunications/networking, database systems, decision aids, COTS product integration, training, simulation and modeling, data fusion, imaging systems, fleet support, and acquisition management. The Company assists commercial customers in implementing networking, groupware and document imaging and retrieval solutions.

     Company engineers and programmers create real-time, object-oriented applications software in an open architecture environment. They design and develop software for the event-triggered computation and analysis of mission-critical data. They also develop, integrate, document, and test software and develop tactical performance aids for submarines, surface ships, aircraft, and land-based facilities. This software supports real-time data collection, performance modeling, data analysis, and rapid decision making.

     Communications and connectivity services involve distributing real-time data across geographically dispersed sites to support decision making. For example, Company-developed systems are used to process satellite meteorological data with the primary goal of forecasting weather systems that would adversely affect operations in and around a conflict area.

     In addition, Company-developed modeling and simulation are used to train combatants prior to exposure to actual operational environments. The training materials include three dimensional graphical images that run on Company-designed systems using COTS hardware and software.

     Database management services are provided to support complex systems, programs, and organizations for the Navy and other customers. Computerized databases are developed to support acquisition strategy development, risk analysis, decision making, and to fulfill extensive reporting requirements. They also support program planning and scheduling, engineering change assessment and control, inventory control, equipment maintenance, financial control and budget justification, and documentation libraries.

     The Company's IPD subsidiary is the largest provider of information technology services within the Company.

     Automation Software Incorporated ("ASI"), the Company's joint venture with Brown & Sharpe Manufacturing Company, provides software to the precision measurement (metrology) industry for data collection and analysis and to the factory automation market for inspection and manufacturing operations.

CONTRACTS
----------

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

     Under cost-reimbursement contracts, the customer reimburses the Company for contracted costs within cost categories permitted by Government regulations. The Company is paid a fee in addition to its costs. Reimbursable costs include direct labor and other direct costs, allocated overhead, and general and administrative costs, but exclude interest expense, donations, and certain other costs. Indirect costs are reimbursed at the lower of actual or estimated costs, and if the Company revises its estimated costs, the revised cost estimates will be applied prospectively to previously executed cost-reimbursement contracts. The fee is either fixed at the time of award (fixed-fee), at a fixed hourly rate paid as hours of service are provided (hourly-fee), or is awarded based on performance, at the sole discretion of the Government (award-fee). The majority of the Company's cost-reimbursement contracts are either cost-plus-fixed-fee or cost-plus-hourly-fee contracts. The contracts may either require completion of defined tasks or delivery of a specific number of hours of service. The current trend continues to be to contracts of the latter type. The total of the cost and the fee cannot exceed the ceiling set forth in the contract. If a contracted task has not been completed or the specific number of hours of service have not been delivered at the time the authorized cost is expended, the Company may be required to complete the work and will be reimbursed for the additional costs but will not receive an additional fee or the fee may be prorated proportionately to the number of hours actually provided. To date, the impact of such revisions has not been material.

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

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"), which can result in adjustments to contract costs and fees as well as penalties and interest costs. The Government retains a portion of the fee earned by the Company until contract completion and audit by the DCAA. See Note 4 of "Notes to Consolidated Financial Statements" on page 23 of the Company's 1997 Annual Report to Shareholders. Audits of the Company by DCAA have been completed for all fiscal years through 1995 without material adjustments. In the opinion of management, the audits for fiscal years 1996 and 1997 will not result in adjustments having a material adverse effect on the Company's financial position or results of operations. However, no assurances can be given that future material adjustments will not be required.

     Products developed by the Company under Government contracts are the property of the Government.

     The Company's commercial contracts occur primarily in its interactive multimedia training systems and information technologies businesses. These contracts typically are structured as time-and-materials or fixed-price. Time-and-materials and fixed-price contracts in the commercial environment are similar to those types of contracts with the Government as described above.

     The following table gives the approximate percentages of the Company's revenues realized from the three basic contract types during the periods indicated for its continuing operations:

                                                                        FISCAL YEARS ENDED
                                                                            MARCH 31,
                                                                      ----------------------
                             CONTRACT TYPE                            1995     1996     1997
    ----------------------------------------------------------------  ----     ----     ----
    Cost-Reimbursement..............................................   71%      76%      80%
    Time-and-Materials..............................................    6 %      4 %      5 %
    Fixed-Price.....................................................   23%      20%      15%
                                                                      ---      ---      ---
              Total Company.........................................  100%     100%     100%
                                                                      ===      ===      ===

     The Company often commits to provide non-labor items such as purchased materials, computer services, travel, and work subcontracted as part of its contract services. Non-labor items as a percentage of revenue from continuing operations in fiscal 1995, 1996, and 1997 were approximately 23.5%, 21.1%, and 23.2%, respectively. The Company typically earns lower fees on non-labor items than it does on labor services. The

Company sometimes commits to subcontract a portion of its work to other companies to obtain special services or materials when the Company believes that such action will give it a competitive advantage. Subcontract costs are included in the non-labor percentages provided above. Subcontracting expenses as a percentage of revenue from continuing operations were approximately 9.9%, 7.7%, and 9.5% in fiscal 1995, 1996, and 1997, respectively. In addition, the Company receives subcontracts from other companies on which it earns a fee comparable to a fee earned on work performed directly for the Government. In fiscal 1995, 1996, and 1997, the Company received subcontracted work from other companies for amounts representing approximately 9.7%, 10.4%, and 14% of its revenue, respectively.

     Revenue under cost-reimbursement, time-and-materials, and fixed-price contracts, including applicable fee or profit, are recognized concurrently with costs incurred thereunder. Certain amounts not yet billed to customers are included in recognized revenues and in contract receivables on the balance sheet. See Note 4 of "Notes to Consolidated Financial Statements" on page 23 of the Company's 1997 Annual Report to Shareholders.

BACKLOG
--------

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

     Funding under the Company's contracts with the Government is dependent upon congressional approval of program level funding and contracting agency approval of the funding for the Company's work. There can be no assurance that any program or contract will be funded in its entirety. During fiscal 1997, total backlog varied between $463.9 million and $544.0 million. During the year, $19.5 million of backlog expired that was not funded. Backlog at March 31, 1997 was $480.7 million, a 4.8% increase from $458.8 million a year ago. The funded and unfunded backlog of the Company varies from time to time because delivery orders, new contract awards, and extensions of existing contracts are executed at various dates throughout the year with varying periods of performance. The Company believes that year-to-year comparisons of backlog are not necessarily indicative of any revenue trends but may be indicative of the Company's ability to be competitive in its marketplaces.

     For commercial contracts, total backlog and funded backlog are generally the same, i.e., the contracts are usually fully funded.

     The Company's total backlog at March 31, 1995, 1996, and 1997 was as follows:

                                                                     MARCH 31,
                                                         ----------------------------------
                                                           1995         1996         1997
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Funded Backlog.....................................  $ 33,583     $ 29,056     $ 40,701
    Unfunded Backlog...................................   367,996      429,711      440,022
                                                         --------     --------     --------
              Total....................................  $401,579     $458,767     $480,723
                                                         ========     ========     ========

     Substantially all of the funded backlog at March 31, 1997 is expected to be expended by the end of the Government's current fiscal year on September 30, 1997.

CUSTOMERS
-----------

     The Navy is the Company's principal customer, accounting for approximately 80% of the Company's revenue. Within the Navy, the Company does business with approximately 20 different contracting agencies; and in fiscal 1997, the Company had approximately 100 contracts with ceilings in excess of $500,000. The Company provides its services and products to numerous Navy customers including: (i) several Navy laboratories, such as the Naval Undersea Warfare Center; Coastal Systems Station, Dahlgren Division, Naval Surface Warfare Center; Carderock Division, Naval Surface Warfare Center; and the Naval Research Laboratory, each of which performs research, development, and test and evaluation functions; (ii) acquisition commands which are responsible for procurement of ships, aircraft, weapons, major systems and equipment, such as the Naval Sea Systems Command; and
(iii) operational commands which operate and maintain the ships, aircraft, weapons, and systems, such as Commander-in-Chief, U.S. Atlantic Fleet; and Commander Submarine Force, Atlantic. The degree of effect, if any, on the Company's future revenue created by any changes in customer operations due to facility closings or relocations cannot be determined at this time.

     The Company also has contracts with civil government customers. The principal civil government customer is the Office of Personnel Management which contracts with the Company for training services. Working through the Office of Personnel Management, the Company also provides training services to other governmental entities.

     Commercial customers tend to be large corporations such as Nortel, Ameritech, and NYNEX which retain the Company for training and system development support services or smaller companies which purchase information technology services.

SALES AND MARKETING
----------------------

     In the Company's defense business, marketing activities relating to government contracts are conducted by its professional and technical staff located in its various offices. This decentralized approach enables the Company's customers to communicate directly with the employees of the Company responsible for both sales and work performance and aids the Company in maintaining an awareness of customer needs, developing new business opportunities, and preparing project proposals. These marketing activities are identified and coordinated through the Company's strategic planning process, which includes the annual development and monthly update of operating plans for each existing and prospective customer organization. In addition, for selected high potential market areas, the Company designates strategic area leaders to focus further its sales and marketing activities. The corporate marketing office provides proposal development guidance, information systems, and training; data on markets, competition, and internal capabilities; marketing literature; web site maintenance; and trade show coordination.

     Commercial interactive multimedia systems applications are sold to a wide range of clients in the telecommunications, pharmaceutical, financial, and aerospace industries. The Company is building a marketing and sales infrastructure in its offices in Pennsylvania, the Washington, D.C. area, Florida, California, and Connecticut to serve these clients.

COMPETITION
-------------

     The Company's business is very competitive. In the defense market, there are a substantial number of large, diversified companies with greater financial resources and larger technical staffs than those of the Company that are capable of rendering services similar to those offered by the Company. The in-house capabilities of the Company's governmental customers are also, in effect, in competition with the Company since they may perform many of the types of services that might otherwise be performed by the Company. In addition, there are many smaller companies which have developed specialized capabilities who compete with the Company for both defense and commercial business. As the markets in which the Company operates continue to mature, other companies continue to be attracted to them.

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

HUMAN RESOURCES
-------------------

     The principal resource of the Company is its 1,502 full-time employees, approximately 1,215 of whom are professional and technical personnel. Because the Company is diversifying by transferring its core competencies to new markets, the make-up of the professional and technical staff of the Company is similar for Government and commercial work and includes engineers, scientists, mathematicians, educators, analysts, and programmers.

     The Company has no collective bargaining units and considers its employee relations to be excellent.

GOVERNMENT REQUIREMENTS
----------------------------

     The Company's ability to maintain its current base of defense and other Government business is dependent on providing employees and facilities which meet rigorous Government requirements. Each facility has a continuing program to meet applicable Government requirements and to maintain employee awareness of the paramount need for compliance.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
-----------------------------------------

     Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. These statements are based on current expectations. The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the factors listed below, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during fiscal year 1998, and beyond, to differ materially from those contained in or indicated by any forward-looking statements made by, or on behalf of, the Company. There may be additional factors not enumerated which could have a similar impact, including factors which affect business generally, such as economic conditions.

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

     Additional important factors include:

     (a) Budget reductions and Navy program funding priorities: While spending by the Navy, the Company's principal customer, is expected to be level for several years, the Company continues to be susceptible to changes in the Government's requirements and priorities. The Company's business can be adversely affected by reductions in DOD programs that are important to the Company.

     (b) Product development and acceptance: The development of new customer-purchased products is complex and involves many risks. The Company's results could be adversely affected by such factors as development delays, increases in costs, and delays in customer purchases.

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

     Certain portions of the Company's 1997 Annual Report to Shareholders including "Management's Discussion and Analysis of the Financial Condition and Results of Operations" are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those beginning on page 14 that sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during fiscal year 1998, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

ITEM 2.  PROPERTIES

     The Company owns its corporate office building complex on approximately 19 acres of land in North Stonington, Connecticut. The complex includes 60,330 square feet of office space. The Company also owns buildings in New London, Connecticut which provide 50,220 square feet of office and shop space, and a building in Butler, Pennsylvania which provides 53,000 square feet of office and storage space. The Company presently leases to tenants approximately 23,000 square feet of its Butler office space and 20,000 square feet of its New London office space.

     The Company leases office, shop, or warehouse space in 32 locations in 11 states, Australia, and Canada totaling approximately 290,000 square feet. Approximately 12,000 square feet of leased office space is subleased to third parties. A summary of the Company's principal leases is as follows:

                                                   SQUARE
     LOCATION                                      FOOTAGE    LEASE EXPIRATION
-------------------                                -------    ----------------
Middletown, R.I.       One Corporate Place          45,103        06/30/99
Arlington, VA          Jefferson Davis Highway      33,958        09/05/98
Chesapeake, VA         Greenbrier Circle            22,912        02/28/98
Rockville, MD          Tower Oaks Boulevard         19,164        12/31/01
San Diego, CA          Camino Del Rio North         16,468        08/31/99
McLean, VA             Jones Branch Drive           15,779        10/31/01

     The Company believes its facilities and equipment are in good condition and adequate for its current business needs. The Company has not experienced, and does not anticipate experiencing, any difficulty in obtaining satisfactory facilities.

     For additional information on the Company's leases and rental expenses thereunder, see Note 11 of "Notes to Consolidated Financial Statements" on page 28 of the Company's 1997 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceeding which is material to the business or financial condition of the Company nor is the property of the Company subject to any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of June 6, 1997 are set forth below, together with the primary positions held by each such person.

          NAME             AGE                         POSITION
-------------------------  ---   -----------------------------------------------------
Gary P. Bennett..........  55    Chairman of the Board of Directors, President, and
                                 Chief Executive Officer

David M. Nolf............  54    Executive Vice President, Chief Financial and
                                 Administrative Officer, Secretary, and Director

Jay W. Ryerson...........  62    Executive Vice President and Chief Operating Officer

James R. Lavoie..........  50    Senior Vice President, General Manager of Information
                                 Technologies Group, and President of the Company's
                                 Integrated Performance Decisions, Inc. subsidiary

Joseph M. Marino.........  47    Senior Vice President, General Manager of System
                                 Technologies Group, and Chairman of the Company's
                                 Interactive Media Corp. subsidiary

Gerald Snyder............  52    Senior Vice President, Planning, and Corporate
                                 Manager of Finance and Management Information Systems

Stephen E. Johnston......  55    Senior Vice President, Human Resources

V. Lehman Woods..........  49    Senior Vice President, Contracts

Robert M. Gorman.........  55    Senior Vice President and General Manager of
                                 Engineering Technologies Group

Richard P. Mitchell......  49    Senior Vice President, Acquisitions

     Officers of the Company serve until the annual Board of Directors meeting following the Annual Meeting of shareholders or until their successors are chosen and qualify, or until earlier resignation or removal.

     Gary P. Bennett has been employed by the Company since 1972. He was elected Chairman of the Board in February 1997, President in May 1991 and served as Chief Operating Officer from 1984 until he was named Chief Executive Officer in November 1992. He was an Executive Vice President from 1978 to 1991. Mr. Bennett has been a Director of the Company since 1979.

     David M. Nolf has been employed by the Company since 1971 and served as Senior Vice President, Finance and Administration from 1979 until May 1985, when he was elected to serve as Executive Vice President, Chief Financial and Administrative Officer and Secretary. Mr. Nolf has been a Director of the Company since 1976 and served as Chairman of the Board of Directors from 1978 to May 1985.

     Jay W. Ryerson has been employed by the Company since 1972. Mr. Ryerson served as department manager from 1982 until he became division manager in 1985. He became a sector manager and was elected a Vice President in 1987, a Senior Vice President in 1989, and was elected Executive Vice President in 1992. In November 1992 he became the Chief Operating Officer.

     James R. Lavoie has been employed by the Company since 1979. Mr. Lavoie served as department manager from 1982 until his promotion to division manager in 1985. He was elected Vice President and sector manager in 1987 and was elected to Senior Vice President in 1993. He became the President of the Company's subsidiary, IPD when it was formed in 1993. He is also the general manager of the Company's Information Technologies Group.

     Joseph M. Marino has been employed by the Company since 1980. Mr. Marino served as a department manager from 1984 until 1987 when he became a division manager. He was elected Vice President in 1991 and became an operations center manager heading up the New England Operations Center in 1992. In 1994 he was elected Senior Vice President. He is the general manager of the Company's System Technologies Group and the Chairman of the Company's IAM subsidiary.

     Gerald Snyder has been employed by the Company since 1984. Mr. Snyder served as Corporate Manager of Finance and Budgets from 1984 until he was elected Vice President, Planning in 1987. In 1991 he was elected Senior Vice President, Planning.

     Stephen E. Johnston joined the Company in 1990 as Vice President, Human Resources. In November 1996 he was elected Senior Vice President, Human Resources.

     V. Lehman Woods has been employed by the Company since 1977. Mr. Woods served as a department manager from 1981 until he became Vice President, Contracts in 1985. In 1991 he was elected Senior Vice President, Contracts.

     Robert M. Gorman joined the Company in 1989 as part of its acquisition of Acoustics and Mechanics, Inc. Mr. Gorman became general manager of the Company's Engineering Technologies Group upon its formation in 1992. He became a Vice President when he joined the Company and was elected a Senior Vice President in 1991.

     Richard P. Mitchell has been employed by the Company since 1982. Mr. Mitchell served as a department manager from 1984 until 1989 when he became a corporate administrator and cost center manager. He assumed responsibilities for the Chesapeake division of the Company in 1990 and was named Vice President in 1991. In 1994 he was elected Senior Vice President. In 1995 he was assigned responsibility for the Company's acquisition program.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Corporate Information in the Company's 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Selected Financial Data: A Five-Year Summary in the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth in the "Consolidated Financial Statements" and notes on pages 17 through 29 of the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G to Form 10-K, the information required by this Item with respect to directors is incorporated by reference to the information set forth under Item 1. ELECTION OF DIRECTORS in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 1997. Information concerning executive officers is set forth under Item 4A of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under the following headings: Compensation of Executive Officers; Option/SAR Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values; Termination of Employment and Change in Control Agreements; and Report of the Compensation Committee and the Stock Option Committee on Executive Compensation in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Security Ownership of Management and 5% Shareholders in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on August 5, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                         PAGE
                                                                                       NUMBER IN
                                                                                         1997
                                                                                        ANNUAL
                                                                                        REPORT
                                                                                       ---------
  (a) 1. Financial Statements........................................................   13-29
                                                                                       ---------
         Independent Auditors' Report................................................   29
                                                                                       ---------
         Consolidated Balance Sheets as of March 31, 1997 and 1996...................   17
                                                                                       ---------
         Consolidated Statements of Earnings for Each of the Years in the Three-Year
         Period Ended March 31, 1997.................................................   18
                                                                                       ---------
         Consolidated Statements of Shareholders' Equity for Each of the Years in the
         Three-Year Period Ended March 31, 1997......................................   19
                                                                                       ---------
         Consolidated Statements of Cash Flows for Each of the Years in the
         Three-Year Period Ended March 31, 1997......................................   20
                                                                                       ---------
         Notes to Consolidated Financial Statements..................................   21-29
                                                                                       ---------
  (a) 2. Financial Statement Schedules

         Not applicable.

  (a) 3. Exhibits (* denotes filed herewith):

EXHIBIT
NUMBER
3(i)      --   Restated Certificate of Incorporation (incorporated by reference to Exhibit 3A to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended
               September 30, 1990).
3(ii)     --   By-laws, Amended and Restated to February 6, 1993 (incorporated by reference to
               Exhibit 3(ii) to the Registrant's Report on Form 10-K, File No. 0-14161, for the
               year ended March 31, 1993).
4A        --   Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4A to
               Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No.
               33-2314), Articles 6 and 7 of the Certificate of Incorporation and Article II,
               Article III, Sections 3 to 6, Article VI, and Article VIII of the By-laws
               (included in Exhibits 3(i) and 3(ii), respectively).
4B        --   Amended and Restated Revolving Credit and Term Loan Agreement between Analysis &
               Technology, Inc. and Shawmut Bank Connecticut, National Association formerly known as The Connecticut National Bank, dated December 9, 1994 (incorporated by reference to Exhibit 4A to the Registrant's Report on Form 10-Q, File No.
               0-14161 for the quarter ended December 31, 1994).
4C        --   Second Amendment to Revolving Credit and Term Loan Agreement and Revolving
               Credit Note between Analysis & Technology, Inc. and Fleet National Bank of
               Connecticut, formerly known as Shawmut Bank Connecticut, National Association, dated November 29, 1995 (incorporated by reference to Exhibit 4 to the
               Registrant's Report on Form 10-Q, File No. 0-14161 for quarter ended December
               31, 1995).
4D(1)     --   Third Amendment to Revolving Credit and Term Loan Agreement and Revolving Credit
               Note between Analysis & Technology, Inc. and Fleet National Bank of Connecticut,
               formerly known as Shawmut Bank Connecticut, National Association, dated November
               13, 1996 (incorporated by reference to Exhibit 4 to the Registrant's Report on
               Form 10-Q, File No. 0-14161 for quarter ended December 31, 1996).

EXHIBIT
NUMBER
4E(1)     --   Open-End Mortgage Deed and Security Agreement, dated November 25, 1987, and related documents between Analysis & Technology, Inc. and The Connecticut
               National Bank.
4F(1)     --   Open-End Mortgage Deed and Security Agreement, dated May 30, 1986, and related documents between Analysis & Technology, Inc. and The Connecticut National Bank.
4G(1)     --   Open-End Mortgage, dated March 8, 1978, and related documents of Analysis &
               Technology, Inc. to Groton Savings Bank.
4H(1)     --   Notes payable, due in monthly installments, with various interest rates and maturity dates, secured by equipment.
10A       --   Analysis & Technology, Inc. 1983 -- 1986 Stock Option Plans, as amended
               (incorporated by reference to Exhibits 28(b) through 28(g) of the Registrant's
               Registration Statement on Form S-8, No. 33-17313).
10B       --   Analysis & Technology, Inc. 1987 Stock Option Plan (incorporated by reference to
               Exhibit A to Proxy Statement, dated July 6, 1987 of Analysis & Technology,
               Inc.).
10C       --   Analysis & Technology, Inc. 1988 Stock Option Plan (incorporated by reference to
               Exhibit A to Proxy Statement dated July 1, 1988 of Analysis & Technology, Inc.).
10D       --   Analysis & Technology, Inc. 1989 Stock Option Plan (incorporated by reference to
               Exhibit A to the Proxy Statement dated July 3, 1989 of Analysis & Technology,
               Inc.).
10E       --   Analysis & Technology, Inc. 1990 Stock Option Plan (incorporated by reference to
               Exhibit B to the Proxy Statement dated July 3, 1990 of Analysis & Technology,
               Inc.).
10F       --   Analysis & Technology, Inc. 1992 Stock Option Plan (incorporated by reference to
               Exhibit A to Proxy Statement dated July 7, 1992 of Analysis & Technology, Inc.).
10G       --   Analysis & Technology, Inc. 1994 Stock Option Plan (incorporated by reference to
               Exhibit A to Proxy Statement dated July 8, 1994 of Analysis & Technology, Inc.).
10H       --   Analysis & Technology, Inc. 1995 Stock Option Plan. (incorporated by reference to Exhibit A to Proxy Statement dated July 7, 1995 of Analysis & Technology,
               Inc.)
10I       --   Analysis & Technology, Inc. 1997 Stock Option Plan. (incorporated by reference to Exhibit A to Proxy Statement dated July 1, 1997 of Analysis & Technology,
               Inc.)
10J       --   Amendments, dated June 30, 1989, to the Analysis & Technology, Inc. 1981 -- 1986
               Stock Option Plans (incorporated by reference to Exhibits 19B through 19G to the
               Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June
               30, 1989).
10K       --   Amendment, dated June 30, 1989, to the Analysis & Technology, Inc. 1987 Stock
               Option Plan (incorporated by reference to Exhibit 19H to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).
10L       --   Amendment, dated June 30, 1989, to the Analysis & Technology, Inc. 1988 Stock
               Option Plan (incorporated by reference to Exhibit 19I to the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended June 30, 1989).
10M       --   Amendment, dated August 12, 1996, to the Analysis & Technology, Inc. Savings &
               Investment Plan effective October 1, 1996 (incorporated by reference to Exhibit
               10 of the Registrant's Report on Form 10-Q, File No. 0-14161 for the quarter ended September 30, 1996).
10N       --   Amendment dated December 4, 1995, to the Analysis & Technology, Inc. Savings &
               Investment Plan effective December 4, 1995, (incorporated by reference to
               Exhibit 10 of the Registrant's Report on Form 10-Q, File No. 0-14161, for the
               quarter ended December 31, 1995).

EXHIBIT
NUMBER
10O       --   Amendment dated September 9, 1995, to the Analysis & Technology, Inc. Savings &
               Investment Plan effective September 30, 1995 (incorporated by reference to
               Exhibit 10 of the Registrant's Report on Form 10-Q, File No. 0-14161 for the
               quarter ended September 30, 1995).
10P       --   Amendment dated December 1, 1994, to the Analysis & Technology, Inc. Savings &
               Investment Plan effective January 1, 1995 (incorporated by reference to Exhibit
               10 of the Registrant's Report on Form 10-Q, File No. 0-14161, for the quarter ended December 31, 1994).
10Q       --   Amended and Restated Analysis & Technology, Inc. Savings & Investment Plan
               effective August 10, 1993 (incorporated by reference to Exhibit 3(ii) of the
               Registrant's Report on Form 10-K, File No. 0-14161, for the year ended March 31,
               1994).
10R       --   Amended and Restated Analysis & Technology, Inc. Employee Stock Ownership Plan
               dated November 21, 1994, effective January 1, 1994.
10S       --   Analysis & Technology, Inc. Performance Incentive Compensation Plan dated
               September 19, 1991 (incorporated by reference to Exhibit 19B of the Registrant's
               Report on Form 10-Q, File No. 0-14161, for the quarter ended September 30,
               1991).
10T       --   Amended and Restated Analysis & Technology., Inc. Deferred Compensation Plan
               effective June 5, 1996 (incorporated by reference to Exhibit 99A to the
               Registrant's Registration Statement on Form S-8, No. 333-05267).
10U       --   Analysis & Technology, Inc. 401(k) Restitution Plan, dated August 8, 1994, effective April 1, 1994.
10V*      --   Analysis & Technology, Inc. Form of Change in Control Agreement, dated March 6,
               1997.
10W       --   Joint Venture Agreement by and among Brown & Sharpe Manufacturing Company,
               Analysis & Technology, Inc., and Automation Software Incorporated (incorporated by reference to Exhibit 10H of the Registrant's Registration Statement on Form
               S-1, No. 33-2314).
10X       --   Group Medical Reimbursement Insurance for Officers (incorporated by reference to
               Exhibit 10J of Amendment No. 1 to the Registrant's Registration Statement on
               Form S-1, No. 33-2314).
10Y       --   Analysis & Technology, Inc. Managers' Benefit Options Plan (incorporated by reference to Exhibit 10J of the Registrant's Report on Form 10-Q, File No.
               0-14161, for the quarter ended December 31, 1986).
10Z       --   Analysis & Technology, Inc. Officers' Benefit Options Plan (incorporated by reference to Exhibit 10L of the Registrant's Report on Form 10-K, File No.
               0-14161, for the year ended March 31, 1989).
10aa      --   Stock Purchase Agreement, dated June 1, 1989, among Analysis & Technology, Inc.,
               Applied Science Associates, Inc. and the Sellers (as defined therein)
               (incorporated by reference to Exhibit 2.1 on the Registrant's Report on Form
               8-K, File No. 0-14161, dated June 1, 1989).
10bb      --   Stock Purchase Agreement dated October 31, 1995, among Analysis & Technology,
               Inc., General Systems Solutions, Inc. and the Buyers (as defined therein)
               (incorporated by reference to Item 2 on the Registrant's Report on Form 8-K,
               File No. 0-14161, dated October 31, 1995).
10cc      --   Stock Purchase Agreement dated July 26, 1996, among Analysis & Technology, Inc.,
               Vector Research Company, Inc. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2 on Form 8-K, file No. 0-14161 dated July 29, 1996).

EXHIBIT
NUMBER
11*       --   Earnings per share calculation.
13*       --   Analysis & Technology, Inc. 1997 Annual Report to Shareholders (incorporated portions).
21*       --   List of Subsidiaries of Analysis & Technology, Inc.
23*       --   Consent of KPMG Peat Marwick LLP with respect to the incorporation by reference of its report dated May 2, 1997.
27*       --   Financial Data Schedule.

---------------

(1) Copies of these documents are not being filed as exhibits, since the indebtedness represented thereby does not exceed 10% of the total assets of the Company. The Company agrees to provide copies of these documents to the Securities and Exchange Commission upon request.

     (b) A report on Form 8-K, dated February 12, 1997 reporting Item 5 -- Other Events, was filed by the Registrant on February 19, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Analysis & Technology, Inc.

                                          By: /s/ GARY P. BENNETT

                                            ------------------------------------
                                                  Gary P. Bennett
                                               President and
                                               Chief Executive Officer

Date: June 23, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

                   NAME                                    TITLE                      DATE
------------------------------------------  -----------------------------------  --------------

/s/ GARY P. BENNETT                         President, Chief Executive Officer   June 23, 1997
------------------------------------------  and Chairman of the Board
    Gary P. Bennett                         (Principal Executive Officer)


/s/ DAVID M. NOLF                           Executive Vice President, Chief      June 23, 1997
------------------------------------------  Financial and Administrative
    David M. Nolf                           Officer and Director (Principal
                                            Financial Officer and Principal
                                            Accounting Officer


/s/ LARRY M. FOX                            Vice Chairman                        June 23, 1997
------------------------------------------
    Larry M. Fox

/s/ JAMES B. FOX                            Director                             June 23, 1997
------------------------------------------
    James B. Fox

/s/ NELDA S. NARDONE                        Director                             June 23, 1997
------------------------------------------
    Nelda S. Nardone

/s/ THURMAN F. NAYLOR                       Director                             June 23, 1997
------------------------------------------
    Thurman F. Naylor

/s/ DENNIS G. PUNCHES                       Director                             June 23, 1997
------------------------------------------
    Dennis G. Punches