Form 10-Q
period 1997-06-30
ANALYSIS & TECHNOLOGY INC
filed 1997-08-14
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to______________________

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








     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business August 11, 1997, the registrant had outstanding 2,362,132 shares of Common Stock.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                 JUNE 30, 1997    JUNE 30, 1996
                                                 -------------    -------------
Revenue                                             $ 37,450        $ 32,488

Costs and expenses                                    35,607          30,991
                                                    --------        --------

     Operating earnings                                1,843           1,497
                                                    --------        --------

Other expense (income):
     Interest expense                                     31              76
     Interest income                                     (18)            (37)
     Equity in (income) loss of joint venture             12             (59)
     Other, net                                          206             162
                                                    --------        --------
                                                         231             142
                                                    --------        --------

Earnings before income taxes                           1,612           1,355

Income taxes                                             696             562
                                                    --------        --------
     Net earnings                                   $    916        $    793
                                                    ========        ========

Earnings per common and
  common equivalent share                           $   0.38        $   0.33
                                                    ========        ========

Weighted average shares and
     common equivalent shares
     outstanding                                       2,370           2,422
                                                    ========        ========

See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

ASSETS                                                    JUNE 30, 1997 (UNAUDITED)    MARCH 31, 1997
------                                                    -------------------------    --------------
Current assets:
     Cash and cash equivalents                                    $        1,035        $        2,977
     Contract receivables                                                 23,922                24,693
     Notes and other receivables                                             418                   422
     Prepaid expenses                                                        967                   777
                                                                  --------------        --------------
         Total current assets                                             26,342                28,869

Property, buildings, and equipment, net                                   13,846                13,964

Other assets:
     Goodwill, net of accumulated amortization                             9,702                 9,464
     Product development costs, net of accumulated
       amortization                                                          523                   564
     Deferred Compensation Plan investments                                3,183                 3,033
     Investment in joint venture                                           1,380                 1,392
     Deposits and other                                                      411                   410
     Deferred income taxes                                                   207                   117
                                                                  --------------        --------------
                                                                          15,406                14,980
                                                                  --------------        --------------

         TOTAL ASSETS                                             $       55,594        $       57,813
                                                                  ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                       $          317        $          313
     Accounts payable                                                      1,316                 1,246
     Accrued expenses                                                      7,124                 9,376
     Dividends payable                                                        --                   693
     Deferred income taxes                                                   475                   663
                                                                  --------------        --------------
         Total current liabilities                                         9,232                12,291

Long-term debt, excluding current installments                             2,409                 2,490
Other long-term liabilities                                                3,183                 3,043
                                                                  --------------        --------------

         TOTAL LIABILITIES                                                14,824                17,824
                                                                  --------------        --------------

Shareholders' equity:
     Common stock, $.125 stated value
      Authorized 7,500,000 shares; issued
      and outstanding 2,302,188 shares as of
      June 30, 1997 and 2,295,787 shares
      as of March 31, 1997                                                   288                   287
     Additional paid-in capital                                            7,874                 8,010
     Retained earnings                                                    32,608                31,692
                                                                  --------------        --------------
         TOTAL SHAREHOLDERS' EQUITY                                       40,770                39,989
                                                                  --------------        --------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $       55,594        $       57,813
                                                                  ==============        ==============


See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                        JUNE 30, 1997          JUNE 30, 1996
                                                                        -------------          -------------
OPERATING ACTIVITIES:
     Net earnings                                                         $   916                $   793
     Adjustments to reconcile net earnings to
       net cash provided (used) by operating activities:
       Equity in income (loss) of joint venture                                12                    (59)
       Depreciation and amortization of property, buildings
         and equipment                                                        626                    621
       Amortization of goodwill                                               127                    115
       Amortization of product development costs                               48                     18
       Provision for deferred income taxes                                   (278)                  (129)
       Loss on sale of equipment                                              110                     13
     Decrease (increase) in:
       Contract receivables                                                   771                  1,042
       Notes and other receivables                                              4                    145
       Prepaid expenses                                                      (190)                   231
       Other assets                                                          (151)                  (218)
     Increase (decrease) in:
       Accounts payable and accrued expenses                               (2,182)                (1,987)
       Other long-term liabilities                                            140                    241
                                                                          -------                -------
         NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS                    (47)                   826
                                                                          -------                -------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                         (620)                  (665)
     Product development costs                                                 (7)                   (19)
     Proceeds from the sale of equipment                                        2                     --
     Acquisition of business units (net of cash acquired)                    (365)                   (10)
                                                                          -------                -------
         NET CASH USED BY INVESTING ACTIVITIES                               (990)                  (694)
                                                                          -------                -------

FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                       (77)                   (59)
     Proceeds from sale of common stock                                       308                    168
     Repurchase of common stock                                              (443)                (1,439)
     Dividends paid                                                          (693)                  (659)
                                                                          -------                -------
         NET CASH USED BY FINANCING ACTIVITIES                               (905)                (1,989)
                                                                          -------                -------

Decrease in cash and cash equivalents                                      (1,942)                (1,857)
     CASH AND CASH EQUIVALENTS:
         Beginning of period                                                2,977                  4,179
                                                                          -------                -------
         END OF PERIOD                                                    $ 1,035                $ 2,322
                                                                          -------                -------





See accompanying note to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


1. The information furnished in the accompanying unaudited Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report for the year ended March 31, 1997.

2. Earnings per share is computed by deducting income attributable to option holders of Integrated Performance Decisions from net earnings in order to determine net income attributable to common shareholders. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents.

3. On July 18, 1997, the Company sold its interest in Automation Software, Incorporated to its joint venture partner, Brown & Sharpe Manufacturing Co. (NYSE:BNS) of Kingston, Rhode Island for $3 million. Net cash proceeds from the sale are estimated at $1.8 million, and as a result of the company's investment of approximately $1.4 million in the joint venture as of the date of the sale, a net after-tax gain of approximately $400,000 will be recognized. The sale of Automation Software, Incorporated will be accounted for in the Company's fiscal year 1998 second quarter financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarters ended June 30, 1997 and June 30, 1996 is as follows:

                                                  THREE MONTHS ENDED JUNE 30
                                                                                                 PERCENT
                                                 1997                    1996                    CHANGE
                                                 ----                    ----                    ------
Revenue                                        $37,450                   $32,488                   15.3%

Operating earnings                               1,843                     1,497                  23.1%

Earnings before income taxes                     1,612                     1,355                   19.0%

Net earnings                                       916                       793                   15.6%

Earnings per common and
  common equivalent share                         0.38                      0.33                   15.2%

Weighted average shares
  and common equivalent
  shares outstanding                             2,370                     2,422                   (2.1%)

     Revenue increased 15.3% to $37.5 million for the three months ended June 30, 1997 (the first quarter of fiscal 1998) from $32.5 million for the three months ended June 30, 1996. The increase in revenue is mainly attributable to growth in both the Company's core defense business and commercial training business. Vector Research, purchased on July 26, 1996, contributed $4.3 million to first quarter fiscal 1998 revenue increase.

     Operating earnings increased 23.1% for the three months ended June 30, 1997 to $1.8 million from $1.5 million for the three months ended June 30, 1996. Operating earnings as a percentage of revenue (operating margin) increased to 4.9% compared with 4.6% in the previous year comparable quarter. The increase in operating margin is due primarily to higher earnings on firm fixed price projects in the current quarter offset in part by increased expenditures in the Company's training business to build both its management and sales capabilities.

Total other expenses as a percentage of revenue increased to 0.6% for the quarter ended June 30, 1997 as compared with 0.4% in the prior year first quarter. The increase was primarily due to the Company's share of the loss from its joint venture, Automation Software, Incorporated (ASI), of $12 thousand compared to income of $59 thousand for the first three months of fiscal 1997. On July 18, 1997, the Company sold its interest in ASI to its joint venture partner, Brown & Sharpe Manufacturing Co. (NYSE:BNS) of Kingston, Rhode Island for $3 million. Net cash proceeds from the sale are estimated at $1.8 million, and as a result of the Company's investment of approximately $1.4 million in the joint venture as of the date of the sale, a net after-tax gain of approximately $400,000 will be recognized. The sale of ASI will be accounted for in the Company's fiscal year 1998 second quarter financial results.

     Earnings before income taxes increased 19.0% to $1.6 million in the first quarter of fiscal 1998 from $1.4 million in the first quarter of fiscal 1997. The Company's effective tax rate was 43.2% for the three-month period ended June 30, 1997 compared with 41.5% for the three-month period ended June 30, 1996. The higher effective tax rate was due in part to the Company's share of the loss in ASI. This loss is reported on an after tax basis which reduces income but not taxes payable by the Company.

     Net earnings for the first quarter of fiscal 1998 increased 15.6% to $916 thousand from $793 thousand in the first quarter of fiscal 1997. Earnings per share were $0.38 for the first quarter of fiscal 1998 compared with $0.33 in the first quarter of fiscal 1997.

     The weighted average number of common and common equivalent shares outstanding decreased to 2.37 million for the current fiscal quarter compared with 2.42 million in the fiscal 1997 first quarter. The decrease was due in part to the continued repurchase of the Company's common shares as discussed more fully below in liquidity and capital resources.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of fiscal 1998, net cash generated by operating activities including collection of contract receivables was more than offset by a reduction in accounts payable and accrued expenses of $2.2 million. Net cash used by operating activities totaled $47 thousand.

     Contract receivables totaled $23.9 million at June 30, 1997, $24.7 million at March 31, 1997, and $23.2 million as of June 30, 1996 and represented 43%, 43%, and 44%, respectively, of total assets at each of those dates. The average period for payment to the Company was 58 days at June 30, 1997 and March 31, 1997; and 65 days at June 30, 1996.

     Net cash used for investing activities in the first quarter of fiscal 1998 totaled $990 thousand. The primary use of cash was for the purchase of equipment and for the acquisition of a small company in California, Interactive Media Solutions, Inc. on April 1, 1997.

     Net cash used by financing activities in the first quarter of fiscal 1998 totaled $905 thousand. The primary uses of cash from financing activities were for payment of dividends and the repurchase of the Company's common shares. On May 30, 1997, the Company announced that it had expanded its share repurchase program. The Company's Board of Directors has authorized the repurchase of an additional 300,000 shares or a total of up to 500,000 shares in amounts and at times and prices to be determined by the Company's management. Since the program was initiated in March 1996, the Company has repurchased 206,000 shares. Since March 31, 1997 the Company has repurchased 30,300 shares under this repurchase program at current market prices on the date of purchase. There are approximately 2.3 million shares currently outstanding.

     Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at June 30, 1997 were $20.0 million. There were no borrowings under the Company's revolving credit agreement at June 30, 1997, March 31, 1997, or June 30, 1996.

     As a result of the sale of ASI, the Company's joint venture, the Company will receive cash net of taxes and expenses of approximately $1.8 million. However, because the cash had not been received as of June 30, 1997, it has not yet been recorded on the balance sheet.

     It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

     As of June 30, 1997, the Company does not have any other major capital commitments.

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

                  NONE.

ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                        10A AMENDMENTS, DATED MAY 17, 1997, TO THE ANALYSIS & TECHNOLOGY, INC. 1983, 1984, 1985, AND 1986 STOCK OPTION PLANS

                        10B AMENDMENTS, DATED MAY 17, 1997, TO THE ANALYSIS & TECHNOLOGY, INC. 1987, 1988, 1989, 1990, AND 1992
                              STOCK OPTION PLANS

                        10C AMENDMENTS, DATED MAY 17, 1997, TO THE ANALYSIS & TECHNOLOGY, INC. 1994 AND 1995 STOCK OPTION PLANS

                        10D AMENDMENT, DATED MAY 17, 1997, TO THE ANALYSIS & TECHNOLOGY, INC. DEFERRED COMPENSATION PLAN EFFECTIVE MAY 17, 1997

                        10E AMENDMENT, DATED MAY 17, 1997, TO THE ANALYSIS & TECHNOLOGY, INC. SAVINGS & INVESTMENT PLAN EFFECTIVE MAY 17, 1997

                        10F   FORM OF INDEMNIFICATION AGREEMENT, DATED MAY 17,
                              1997

                        11    EARNINGS PER SHARE CALCULATION

                        27    FINANCIAL DATA SCHEDULE

                  B.   REPORTS ON FORM 8-K

                       A REPORT ON FORM 8-K, DATED MAY 30, 1997 REPORTING ITEM 5
                       - OTHER EVENTS, WAS FILED BY THE REGISTRANT ON JUNE 6,
                       1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ANALYSIS & TECHNOLOGY, INC.


Date:          August 12, 1997            /s/Gary P. Bennett
                                          ------------------------------
                                          Gary P. Bennett
                                          President and CEO



Date:         August 12, 1997             /s/David M. Nolf
                                          ------------------------------
                                          David M. Nolf
                                          Executive Vice President

                               Analysis & Technology, Inc.
                        Form 10-Q for Quarter Ended June 30, 1997

Item 6 Exhibits and Reports on Form 8-K.

(a) Exhibits

        10A - Amendments, dated May 17, 1997, to the Analysis & Technology, Inc.
              1983, 1984, 1985, and 1986 Stock Option Plans

        10B - Amendments, dated May 17, 1997, to the Analysis & Technology, Inc.
              1987, 1988, 1989, 1990, and 1992 Stock Option Plans

        10C - Amendments, dated May 17, 1997, to the Analysis & Technology, Inc.
              1994 and 1995 Stock Option Plans

        10D - Amendments, dated May 17, 1997, to the Analysis & Technology, Inc.
              Deferred Compensation Plan effective May 17, 1997.

        10E - Amendments, dated May 17, 1997, to the Analysis & Technology, Inc.
              Savings & Investment Plan effective May 17, 1997.

        10F - Form of Indemnification Agreement, dated May 17, 1997,

        11  - Earnings Per Share Calculation

        27  - Financial Data Schedule

(b) A report on Form 8-K, dated May 30, 1997 reporting Item 5 - Other Events, was filed by the Registrant on June 6, 1997.