Form 10-Q
period 1997-09-30
ANALYSIS & TECHNOLOGY INC
filed 1997-11-14
CIK 310876

===============================================================================



                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________
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

                    _____________________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business November 10, 1997, the registrant had outstanding 2,381,577 shares of Common Stock.

===============================================================================

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

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                 -------------------      -----------------
                                   1997         1996        1997       1996
                                   ----         ----        ----       ----

Revenue                           $38,157      $35,507     $75,607    $67,995

Costs & expenses                   36,709       33,709      72,316     64,700
                                  -------      -------     -------    -------
   Operating earnings               1,448        1,798       3,291      3,295
                                  -------      -------     -------    -------
Other deductions (income):
   Interest expense                    72           98         103        174
   Interest income                    (43)         (23)        (61)       (60)
   Gain on sale of joint venture   (1,591)          --      (1,591)        --
   Equity in (income) loss of
    joint venture                     (17)          37          (5)       (22)
   Other, net                         198          176         404        339
                                  -------      -------     -------    -------
                                   (1,381)         288      (1,150)       431
                                  -------      -------     -------    -------
Earnings before income taxes        2,829        1,510       4,441      2,864

Income taxes                        1,745          660       2,441      1,222
                                  -------      -------     -------    -------
   Net earnings                     1,084          850       2,000      1,642
                                  =======      =======     =======    =======
Earnings(loss) per common and
 common equivalent share:
   Primary                          $0.42        $0.35       $0.80      $0.68
                                  -------      -------     -------    -------
   Fully Diluted                    $0.41        $0.34       $0.76      $0.66
                                  =======      =======     =======    =======

Weighted average shares and
 common equivalent shares
 outstanding

   Primary                          2,511        2,411       2,437      2,417
   Fully Diluted                    2,601        2,429       2,580      2,433

See accompanying notes to consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



     ASSETS                             SEPTEMBER 30, 1997 (UNAUDITED)     MARCH 31, 1997
     ------                             ------------------------------     --------------

Current assets:
     Cash and cash equivalents                    $ 4,616                       $ 2,977
     Contract receivables                          26,772                        24,693
     Notes and other receivables                      317                           422
     Prepaid expenses                               1,054                           777
                                                  -------                        ------
          Total current assets                     32,759                        28,869

Property, buildings, and equipment, net            13,813                        13,964

Other assets:
     Goodwill, net of accumulated amortization      9,567                         9,464
     Product development costs, net
          of accumulated amortization                 242                           564
     Deposits and other                               419                           410
     Deferred Compensation Plan investments         3,272                         3,033
     Investment in joint venture                       --                         1,392
     Deferred income taxes                            294                           117
                                                  -------                       -------
                                                   13,794                        14,980
                                                  -------                       -------

     TOTAL ASSETS                                 $60,366                       $57,813
                                                  =======                       =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Current installments of long-term debt       $   321                       $   313
     Accounts payable                               1,823                         1,246
     Accrued expenses                               9,636                         9,376
     Dividends payable                                 --                           693
     Deferred income taxes                            471                           663
                                                  -------                       -------
          Total current liabilities                12,251                        12,291

Long-term debt, excluding current installments      2,329                         2,490
Other long-term liabilities                         3,273                         3,043
                                                  -------                       -------
     TOTAL LIABILITIES                             17,853                        17,824
                                                  -------                       -------
Shareholders' equity:
     Common stock, $.125 stated value
       Authorized 7,500,000 shares; issued and
       outstanding, 2,370,266 shares at September
       30, 1997 and 2,295,787 at March 31, 1997       296                           287
     Additional paid-in capital                     8,525                         8,010
     Retained earnings                             33,692                        31,692
                                                  -------                       -------
     TOTAL SHAREHOLDERS' EQUITY                    42,513                        39,989
                                                  -------                       -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $60,366                       $57,813
                                                  =======                       =======



See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                        SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                                                        ------------------           ------------------
OPERATING ACTIVITIES:
     Net Earnings                                            $  2,000                      $  1,642
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO
       NET CASH PROVIDED BY OPERATIONS:
       Gain on sale of joint venture                           (1,591)                           --
       Equity in income of joint venture                          (17)                          (22)
       New product development write-off                          281                            --
       Depreciation and amortization of fixed assets            1,181                         1,270
       Amortization of goodwill                                   291                           241
       Amortization of product development costs                   74                            28
       Loss on sale of equipment                                   92                            33
       Decrease (increase) in:
          Contract receivables                                 (2,079)                        2,198
          Notes and other receivables                             105                           166
          Prepaid expenses                                       (275)                          245
          Other assets                                           (245)                           (1)
       Increase (decrease) in:
          Accounts payable and accrued expenses                   837                          (564)
          Provision for deferred income taxes                    (369)                         (182)
          Other long-term liabilities                             230                           (77)
                                                             --------                      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               515                         4,977
                                                             --------                      --------

INVESTING ACTIVITIES:
       Additions to property, buildings, and equipment         (1,102)                         (876)
       Product development costs                                  (33)                         (196)
       Proceeds from the sale of equipment                          4                             5
       Proceeds from sale of joint venture                      3,000                            --
       Acquisition of business units (net of cash acquired)      (423)                       (5,485)
                                                             --------                      --------
          NET CASH PROVIDED BY (USED) INVESTING ACTIVITIES      1,446                        (6,552)
                                                             --------                      --------

FINANCING ACTIVITIES:
       Proceeds from long-term borrowings                          --                         1,690
       Repayments of long-term debt                              (153)                         (136)
       Proceeds from sale of common stock                         966                           161
       Repurchase of common stock                                (442)                       (1,481)
       Dividends paid                                            (693)                         (659)
                                                             --------                      --------
          NET CASH USED BY FINANCING ACTIVITIES                  (322)                         (425)
                                                             --------                      --------

Increase (decrease) in cash and cash equivalents                1,639                        (2,000)
          CASH AND CASH EQUIVALENTS:
           Beginning of period                                  2,977                         4,179
                                                             --------                      --------
           End of period                                     $  4,616                      $  2,179
                                                             ========                      ========

See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

2. Earnings per share is computed by deducting from net earnings the income attributable to the potential exercise of stock options by employees of Integrated Performance Decisions. This amount is then divided by the weighted average number of common shares outstanding and common stock equivalents.

3. On July 18, 1997, the Company sold its interest in Automation Software, Incorporated to its joint venture partner, Brown & Sharpe Manufacturing Co. (NYSE:BNS) of Kingston, Rhode Island for $3 million. Net cash proceeds from the sale were $1.8 million, and as a result of the company's investment of approximately $1.4 million in the joint venture as of the date of the sale, a net after-tax gain of $405 thousand was recognized in the current quarter ended September 30, 1997.

RECENT (1997) ACCOUNTING PRONOUNCEMENTS BY THE FINANCIAL ACCOUNTING STANDARD
BOARD

SFAS NO. 128 "EARNINGS PER SHARE". The statement is effective for periods ending after December 15, 1997, and will be adopted by the company as of December 31, 1997. The adoption of this statement will not have a material impact on reported net income per common share.

SFAS NO. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE". The statement is effective for periods ending after December 15, 1997. This statement will have no impact on disclosures within the financial statements.

SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME". The statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for fiscal year 1999.

SFAS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The statement is effective for periods beginning after December 15, 1997, and will be adopted by the Company for fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     During the second quarter ended September 30, 1997 the Company sold its interest in Automation Software, Incorporated ("ASI") to its joint venture partner, Brown & Sharpe Manufacturing Co., (NYSE:BNS) of Kingston, Rhode Island for $3 million. Net cash proceeds from the sale were $1.8 million, and as a result of the Company's investment of approximately $1.4 million in the joint venture as of the date of the sale, the net after tax gain of $405 thousand was recognized in the current quarter ended September 30, 1997 ("ASI gain").

     In addition, in the quarter the Company recognized charges totaling $530 thousand or $318 thousand after tax primarily for capitalized software development costs to support customers in the natural gas business and software development and related costs for image processing products ("Software Charges") which the Company deemed to be unrecoverable.

     The net effect of the ASI gain and software charges was an after tax gain of $87 thousand or $0.03 per share. Due to the non-recurring nature of this gain, key financial results are presented in the tables below both with and without the ASI gain and software charges to facilitate a thorough understanding of the Company's operating results.

     A summary of comparative results for the quarter and six-month periods ended September 30, 1997 and September 30, 1996 is as follows:

                                             (UNAUDITED)                        PERCENT CHANGE
                                   THREE MONTHS ENDED SEPTEMBER 30,        --------------------------
                                   INCLUDING       EXCLUDING                INCLUDING      EXCLUDING
                                   ASI GAIN &      ASI GAIN &               ASI GAIN &     ASI GAIN &
                                    SOFTWARE        SOFTWARE                 SOFTWARE       SOFTWARE
                                    CHARGES         CHARGES                  CHARGES        CHARGES
                                     1997            1997        1996
                                   ----------      ----------  ---------    ----------     ----------
Revenue                                            $38,157     $35,507          7.5            7.5
Operating earnings                 1,448             1,978       1,798        (19.5)          10.0
Earnings before income taxes       2,829             1,768       1,510         87.4           17.1
Net earnings                       1,084               997         850         27.5           17.3
Net Earnings per common share:      0.42              0.39        0.35         20.0           11.4
Weighted average shares and
 common equivalent shares          2,511             2,511       2,411          4.1            4.1
 outstanding


                                             (UNAUDITED)                        PERCENT CHANGE
                                   SIX MONTHS ENDED SEPTEMBER 30,        --------------------------
                                   INCLUDING       EXCLUDING                INCLUDING      EXCLUDING
                                   ASI GAIN &      ASI GAIN &               ASI GAIN &     ASI GAIN &
                                    SOFTWARE        SOFTWARE                 SOFTWARE       SOFTWARE
                                    CHARGES         CHARGES                  CHARGES        CHARGES
                                     1997            1997        1996
                                   ----------      ----------  ---------    ----------     ----------
Revenue                            $75,607         $75,607     $67,995         11.2           11.2
Operating earnings                   3,291           3,821       3,295         (0.1)          16.0
Earnings before income taxes         4,441           3,380       2,864         55.1           18.0
Net earnings                         2,000           1,913       1,642         21.8           16.5
Net Earnings per common share:        0.80            0.77        0.68         17.6           13.2
Weighted average shares and
 common equivalent shares            2,437           2,437       2,417          0.8            0.8
 outstanding

     Revenue increased 7.5% to $38.2 million for the three months ended September 30, 1997 from $35.5 million for the three months ended September 30, 1996. For the six-month period ended September 30, 1997 (the first six months of fiscal 1998), revenue increased 11.2% to $75.6 million compared with $68.0 million in the first six months of fiscal 1997. The increase in revenue is mainly attributable to growth in both the Company's core defense business and commercial training business. The Company's non-defense federal agency revenue decreased in the current quarter and six-month period due to the completion of training work in the prior year that was not renewed.

     Contractual backlog at September 30, 1997 was $470 million, compared to $481 million as of March 31, 1997 and $544 million reported for the same period last year. Backlog is within a normal range for the Company.

     For the quarter and six-month period ended September 30, 1997, operating earnings, excluding the software charges discussed above, were $2.0 million and $3.8 million, respectively, compared with $1.8 million and $3.3 million in the comparable quarter and six-month period ended September 30, 1996.

     Operating margins excluding the software charges were 5.2% for the current quarter compared with 5.1% for the prior year quarter. Operating margins for the six-month period ended September 30, 1997 were 5.1% compared with 4.8% in the prior six-month period. Operating margins for both the current quarter and six-month period were higher due primarily to higher fees earned in the Company's core defense business.

     Total other expenses as a percentage of revenue, excluding the ASI gain, were 0.6% for the current quarter, compared to 0.8% for the prior year quarter. For the six-months ended September 30, 1997 and 1996, total other expenses as a percentage of revenue were 0.6%. For both the current quarter and six-month period ended September 30, 1997, interest-expense decreased and interest income increased due in part to the sale of ASI. In addition, for the current quarter, the Company recorded income achieved by ASI, prior to its sale, of $17,000 compared to a loss of $37,000 for the quarter ended September 30, 1996.

     Earnings before income taxes, excluding the non-recurring items, increased 17.1% to $1.8 million for the second quarter of fiscal 1998 from $1.5 million in the second quarter of fiscal 1997. For the first six months of fiscal 1998, earnings before income taxes without non-recurring items increased 18.0% to $3.4 million from $2.9 million for the same period in the prior fiscal year. The increases for the quarter and six-months were due largely to higher revenue and improved margins.

      The Company's effective tax rates on earnings were 61.7% for the second quarter and 55.0% for the first six months of fiscal 1998 compared with 43.7% and 42.7% for the second quarter and first six months of fiscal 1997. Excluding the taxes recorded in conjunction with the ASI gain, the effective tax rates on earnings were 45.2% and 44.0% for the second quarter and first six months of fiscal 1998, respectively. The effective tax rates associated with the ASI sale were higher due to the recognition of associated deferred taxes on undistributed earnings of the joint venture.

     Net earnings for the second quarter of fiscal 1998 were $1.1 million, or $0.42 per share compared with $850 thousand or $0.35 per share for the prior fiscal year quarter. For the first six months of fiscal 1998, net earnings were $2.0 million or $0.80 per share. This compares to net earnings for the first six months of fiscal 1997 of $1.6 million, or $0.68 per share. The net of the non-recurring items discussed earlier contributed $0.03 to the quarter and six month earnings per share.

     The weighted average number of common and common equivalent shares outstanding increased to 2.5 million in the second quarter of fiscal 1998 compared with 2.4 million in the second quarter of fiscal 1997. For both the current and prior year six-month periods the weighted average number of common and common equivalent shares outstanding remained constant at 2.4 million. The increase in the number of shares in the current quarter was primarily the result of an increase in the number of common equivalent shares outstanding due to the Company's stock options and a higher average stock price.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     For the six-month period ended September 30, 1997, net cash provided by operating activities totaled $515 thousand. Cash generated by net earnings, after consideration of non-cash charges for depreciation, was largely offset by an increase in contract receivables of $2.1 million.

     Contract receivables totaled $26.8 million, $24.7 million and $25.2 million as of September 30, 1997, March 31, 1997, and September 30, 1996 and represented 44%, 43%, and 42%, respectively, of total assets at each of those dates. The average period for payment to the Company was 64 days at September 30, 1997, 58 days at March 31, 1997 and 65 days as of September 30, 1996. The increase in collection period as of September 30, 1997 is the result of an increase in unbilled receivables under the Company's firm fixed price contracts that are billable only upon completion of work and temporary delays in payments due to the Government's transition of the paying office for the Company's Vector Research Division's invoices.

     Net cash provided by financing activities for the six-months ended September 30, 1997 was $1.4 million. Cash provided from the proceeds received from the sale of ASI of $3.0 million was offset in part by the purchase of equipment and the acquisition of the assets of a small company in California, Interactive Media Solutions, Inc. on April 1, 1997.

     Net cash used by financing activities for the first six months of fiscal 1998 totaled $322 thousand. The primary uses of cash from financing activities were for the payment of dividends and the repurchase of the Company's common shares. On May 30, 1997, the Company announced that it had expanded its share repurchase program. The Company's Board of Directors authorized the repurchase of an additional 300,000 shares or a total of up to 500,000 shares in amounts and at times and prices to be determined by the Company's management. Since the program was initiated in March 1996, the company has repurchased 206,000 shares. Since March 31, 1997 the Company has repurchased 30,300 shares under this repurchase program at current market prices on the date of purchase. There are approximately 2.4 million shares outstanding.

     Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at September 30, 1997 were $20.0 million. There were no borrowings under the Company's revolving credit agreement at September 30, 1997 and March 31, 1997. Borrowings under the Company's borrowing agreement were $1.7 million as of September 30, 1996.

     The Company acquired the assets of Command Control, Inc. ("CCI") related to its Command and Control, Computers, Communications and Intelligence ("C4I") service business on October 27, 1997. CCI provides C4I services to the U.S.
Army as well as other government and commercial clients. There were no other definitive capital commitments as of September 30, 1997. However, the Company will continue to seek strategic acquisitions that fit its acquisition criteria.

     It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

     The Company believes that inflation has not had a material effect on its business.

FORWARD-LOOKING STATEMENTS
--------------------------

     This report contains forward-looking statements, within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Forward-looking statements are set forth in the paragraphs above that discuss the Company's backlog, liquidity, and capital resources. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: general economic conditions, Navy program funding priorities, budget reductions in defense programs, delays in the development and acceptance of new products, and pricing pressures from competitors and/or customers. A more complete discussion of business risk factors is included in the Company's Form 10-K for the year ended March 31, 1997.

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            a. The 1997 Annual Meeting of Shareholders was held on August 5,
               1997.

            b. The following matters were voted upon at the meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, are as follows:

               (1)   Election of the following individuals to the Board of
                     Directors:

                                  Total Votes Cast     For          Withheld
                                  ----------------   ---------      --------
               Nelda S. Nardone      1,632,611       1,616,601       16,010
               Thurman F. Naylor     1,632,611       1,616,169       16,442

               Directors Whose Term of Office as Director Continued After the
               Meeting:

               Gary P. Bennett
               James B. Fox
               Larry M. Fox
               David M. Nolf
               Dennis G. Punches

               (2) Appointment of KPMG Peat Marwick as independent auditors of the Company for fiscal year 1998: 1,621,660 FOR; 9,903 AGAINST; and 1,048 ABSTAINED.

               (3) Approval of the 1997 A&T Stock Option Plan: 1,031,822 FOR; 79,255 AGAINST; 17,216 ABSTAINED; and 504,318 BROKER NO VOTES.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits

                11   Earnings Per Share Calculation
                27   Financial Data Schedule

            b.  Reports on Form 8-K

                  A report on Form 8-K dated July 21, 1997 reporting Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits" was filed on July 25, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ANALYSIS & TECHNOLOGY, INC.


Date:       November 12, 1997             /s/Gary P. Bennett
     --------------------------------     --------------------------------------
                                          Gary P. Bennett
                                          President and CEO



Date:      November 12, 1997              /s/David M. Nolf
     --------------------------------     --------------------------------------
                                          David M. Nolf
                                          Executive Vice President

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                          ---------------------------

                   FOR THE QUARTER ENDED: SEPTEMBER 30, 1997
                        COMMISSION FILE NUMBER: 0-14161

                          ---------------------------

                          ANALYSIS & TECHNOLOGY, INC.

                   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

================================================================================

                                 EXHIBIT INDEX


          EXHIBIT NUMBER           DESCRIPTION OF DOCUMENTS
          --------------           ------------------------
               11                  EARNINGS PER SHARE CALCULATION

               27                  FINANCIAL DATA SCHEDULE