Form 10-Q
period 1997-12-31
ANALYSIS & TECHNOLOGY INC
filed 1998-02-11
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      DECEMBER 31, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-4161

                           ANALYSIS & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          Connecticut                                           95-579365
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

     As of the close of business February 5, 1998, the registrant had outstanding 3,604,325 shares of Common Stock.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    DECEMBER 31,                       DECEMBER 31,
                                             --------------------------        --------------------------
                                               1997             1996             1997             1996
                                             ---------        ---------        ---------        ---------
Revenue                                      $  40,773        $  35,653        $ 116,380        $ 103,648

Costs & expenses                                38,466           34,007          110,782           98,707
                                             ---------        ---------        ---------        ---------

     Operating earnings                          2,307            1,646            5,598            4,941
                                             ---------        ---------        ---------        ---------

Other deductions (income):
     Interest expense                              105              129              208              303
     Interest income                               (32)              (2)             (93)             (62)
     Gain on sale of joint venture                  --               --           (1,591)              --
     Equity in income of joint venture              --             (101)             (17)            (123)
     Other, net                                    337              194              753              533
                                             ---------        ---------        ---------        ---------
                                                   410              220             (740)             651
                                             ---------        ---------        ---------        ---------

Earnings before income taxes                     1,897            1,426            6,338            4,290

Income taxes                                       826              558            3,267            1,780
                                             ---------        ---------        ---------        ---------
     Net earnings                            $   1,071        $     868        $   3,071        $   2,510
                                             =========        =========        =========        =========

Basic earnings per common share              $    0.44        $    0.37        $    1.29        $    1.07
                                             =========        =========        =========        =========

Diluted earnings per common
   and common equivalent share               $    0.40        $    0.36        $    1.20        $    1.03
                                             =========        =========        =========        =========

Weighted average shares and common
    equivalent shares outstanding
     Basic                                       2,378            2,334            2,339            2,340
     Diluted                                     2,614            2,422            2,501            2,429


See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

         ASSETS                                            DECEMBER 31, 1997 (UNAUDITED)       MARCH 31, 1997
         ------                                            -----------------------------       --------------
Current assets:
     Cash and cash equivalents                                     $            --            $         2,977
     Contract receivables                                                   30,056                     24,693
     Notes and other receivables                                               492                        422
     Prepaid expenses                                                        1,258                        777
                                                                   ---------------            ---------------
         Total current assets                                               31,806                     28,869

Property, buildings, and equipment, net                                     14,464                     13,964

Other assets:
     Goodwill, net of accumulated amortization                              14,840                      9,464
     Product development costs, net
       of accumulated amortization                                             333                        564
     Deposits and other                                                        485                        410
     Deferred Compensation Plan investments                                  3,361                      3,033
     Investment in joint venture                                                --                      1,392
     Deferred income taxes                                                      71                        117
                                                                   ---------------            ---------------
                                                                            19,090                     14,980
                                                                   ---------------            ---------------

     TOTAL ASSETS                                                  $        65,360            $        57,813
                                                                   ===============            ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt                        $           325            $           313
     Accounts payable                                                        2,739                      1,246
     Accrued expenses                                                        8,808                      9,376
     Dividends payable                                                          --                        693
     Deferred income taxes                                                   1,024                        663
                                                                   ---------------            ---------------
         Total current liabilities                                          12,896                     12,291

Long-term debt, excluding current installments                               5,465                      2,490
Other long-term liabilities                                                  3,361                      3,043
                                                                   ---------------            ---------------
     TOTAL LIABILITIES                                                      21,722                     17,824
                                                                   ---------------            ---------------

Shareholders' equity:
     Common stock, $.125 stated value
       Authorized 7,500,000 shares; issued and
       outstanding, 2,387,269 shares at
       December 31, 1997 and 2,295,787 at
       March 31, 1997                                                          298                        287
     Additional paid-in capital                                              8,577                      8,010
     Retained earnings                                                      34,763                     31,692
                                                                   ---------------            ---------------
     TOTAL SHAREHOLDERS' EQUITY                                             43,638                     39,989
                                                                   ---------------            ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        65,360            $        57,813
                                                                   ===============            ===============


See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                      DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                      -----------------      -----------------
OPERATING ACTIVITIES:
     Net earnings                                                       $    3,071             $    2,510
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
       CASH PROVIDED BY CONTINUING OPERATIONS:
       Gain on sale of joint venture                                        (1,591)                    --
       Equity in income of joint venture                                       (17)                  (123)
       New product development write-off                                       281                     --
       Depreciation and amortization of fixed assets                         1,867                  1,904
       Amortization of goodwill                                                492                    404
       Amortization of product development costs                               108                     81
       Provision for deferred income taxes                                      87                    429
       Loss on sale of equipment                                               117                    200
       Decrease (increase) in:
          Contract receivables                                              (2,900)                  (623)
          Notes and other receivables                                          (50)                   140
          Prepaid expenses                                                     (28)                  (386)
          Other assets                                                        (376)                  (372)
       Increase (decrease) in:
          Accounts payable and accrued expenses                               (178)                (1,677)
          Other long-term liabilities                                          318                   (571)
                                                                        ----------             ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,201                  1,916
                                                                        ----------             ----------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                        (2,126)                (1,719)
     Product development costs                                                (107)                  (204)
     Proceeds from the sale of equipment                                         9                     18
     Proceeds from sale of joint venture                                     3,000                     --
     Acquisition of business units (net of cash acquired)                   (7,826)                (4,883)
                                                                        ----------             ----------
          NET CASH USED BY INVESTING ACTIVITIES                             (7,050)                (6,788)
                                                                        ----------             ----------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                      3,220                  3,162
     Repayments of long-term debt                                             (233)                  (199)
     Proceeds from sale of common stock                                      1,261                    191
     Repurchase of common stock                                               (683)                (1,802)
     Dividends paid                                                           (693)                  (659)
                                                                        ----------             ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,872                    693
                                                                        ----------             ----------

Decrease in cash and cash equivalents                                       (2,977)                (4,179)
          CASH AND CASH EQUIVALENTS:
           Beginning of period                                               2,977                  4,179
                                                                        ----------             ----------
           End of period                                                $       --             $       --
                                                                        ==========             ==========


See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

2. Net earnings available to common shareholders is calculated by taking overall net earnings and deducting the income attributable to the potential exercise of stock options held by employees of the Company's subsidiary, Integrated Performance Decisions. Basic earnings per share is net earnings available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is net earnings available to common shareholders divided by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are the number of shares that would be issued if A&T stock options were converted to common shares at average market prices.

3. On July 18, 1997, the Company sold its interest in Automation Software, Incorporated to its joint venture partner, Brown & Sharpe Manufacturing Co. (NYSE:BNS) of Kingston, Rhode Island for $3 million. Net cash proceeds from the sale were $1.8 million, and as a result of the company's investment of approximately $1.4 million in the joint venture as of the date of the sale, a net after-tax gain of $405 thousand was recognized in the second quarter ended September 30, 1997.

4. On October 24, 1997, the Company entered into an Asset Purchase Agreement whereby it acquired certain assets of Command Control Inc. ("CCI") related to its command, control, communications, computers and intelligence ("C(4)I") service business.

5. On November 14, 1997, the Company entered into a Stock Purchase Agreement whereby it acquired all of the stock of UP, Inc. ("UP") of Herndon, Virginia, for $5.3 million in cash plus related expenses. The purchase agreement provides for potential contingent payments totaling an estimated $3.8 million through September 30, 1999. UP is a key provider of technology-based interactive multimedia training to clients in telecommunications, financial services and other industries.


Recent (1997) Accounting Pronouncements by the Financial Accounting Standard
Board

SFAS No. 130, "Reporting Comprehensive Income." The statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in fiscal year 1999, which begins April 1, 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement is effective for periods beginning after December 15, 1997, and will be adopted by the Company in fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     A summary of comparative results for the quarter and nine-month periods ended December 31, 1997 and December 31, 1996 is as follows:

                                                          (UNAUDITED)
                                                 THREE MONTHS ENDED DECEMBER 31,              Percent
                                                   1997                   1996                 Change
                                                 --------               --------               ------
Revenue                                          $ 40,773               $ 35,653                  14.4
Operating earnings                                  2,307                  1,646                  40.2
Earnings before income taxes                        1,897                  1,426                  33.0

Net earnings                                        1,071                    868                  23.4
Basic earnings per common share                      0.44                   0.37                  18.9
Diluted earnings per common and
  common equivalent share                            0.40                   0.36                  11.1
Weighted average shares and common
 equivalent shares outstanding:
     Basic                                          2,378                  2,334                   1.9
     Diluted                                        2,614                  2,422                   7.9



                                                            (UNAUDITED)
                                                   NINE MONTHS ENDED DECEMBER 31,                Percent
                                                    1997                    1996                 Change
                                                 ---------               ---------               -------
Revenue                                          $ 116,380               $ 103,648                  12.3
Operating earnings                                   5,598                   4,941                  13.3
Earnings before income taxes                         6,338                   4,290                  47.7

Net earnings                                         3,071                   2,510                  22.4
Basic earnings per common share                       1.29                    1.07                  20.6
Diluted earnings per common and
  common equivalent share                             1.20                    1.03                  16.5
Weighted average shares and common
 equivalent shares outstanding:
     Basic                                           2,339                   2,340                  --
     Diluted                                         2,501                   2,429                   3.0


     Revenue increased 14.4% to $40.8 million for the three months ended December 31, 1997 from $35.7 million for the three months ended December 31, 1996. For the nine-month period ended December 31, 1997 (the first nine months of fiscal 1998), revenue increased 12.3% to $116.4 million compared with $103.6 million in the prior year period. The revenue increase is attributable to continued growth in both the Company's core defense business and in its Interactive Media technology-based training business.

     For the Company's core defense business, the prior year acquisition of Vector Research Company, Inc. (Vector Research) on July 26, 1996, contributed $8.4 million to the nine-month revenue increase. In addition, the purchase of Command Control, Inc. (CCI) on October 24, 1997, an Army command, control, communications, computers and intelligence (C(4)I) services company and the acquisition of UP, Inc. (UP) on November 14, 1997, a commercial technology-based training company, added $1.7 million to revenue for the quarter. For the quarter and nine-month periods, the Company's commercial training revenue grew 43% and 31% respectively.

     Contractual backlog at December 31, 1997 was $494 million, compared to $481 million as of March 31, 1997 and $528 million reported for the same period last year. Backlog is above the Company's benchmark of 2.5 times current revenue.

     For the quarter and nine-month period ended December 31, 1997, operating earnings were $2.3 million and $5.6 million, respectively, compared with $1.6 million and $4.9 million in the comparable quarter and nine-month prior year periods. The operating earnings increase was due to the revenue increase and to increased operating margins in both the Company's core defense business and in its technology-based training subsidiary.

     Operating margin was 5.7% for the current quarter compared with 4.6% for the prior year quarter. The increase in operating margin was due in part to higher fees earned on projects in the Company's core defense business and in its technology-based training subsidiary and in part to increased revenue in the training subsidiary which more fully covered fixed management and sales expenses. Operating margins for the nine-month period ended December 31, 1997 and December 31, 1996 were 4.8%. For the current nine-month period, operating margin was negatively affected by software charges totaling $530 thousand which were recorded in the second quarter. Without this charge, operating margin for the nine-month period would have been 5.3%.

     For the quarter and nine-month period, total other expenses were affected by the sale of the Company's interest in Automation Software, Incorporated (ASI) to its joint venture partner. For the current nine-month period, the sale resulted in a pre-tax gain of $1.6 million. In addition, the proceeds from the sale decreased interest expense for the current quarter and nine-month period. Total other expenses as a percentage of revenue were 1.0% for the current quarter compared to 0.6% for the prior year quarter. Total other expenses were lower in the prior year quarter due in part to income of $101 thousand from ASI. Other net expense increased in the current quarter due in part to the amortization of goodwill associated with the purchase of UP and CCI.

     Earnings before income taxes increased 33.0% to $1.9 million for the third quarter of fiscal year 1998 from $1.4 million in the third quarter of fiscal 1997. The increase for the quarter was largely due to higher revenue and improved margins. For the first nine months of fiscal 1998, earnings before income taxes including the ASI gain and software charges, increased 47.7% to $6.3 million from $4.3 million for the same period in the prior fiscal year.

     The Company's effective tax rate on earnings was 43.5% for the third quarter and 51.5% for the first nine months of fiscal 1998 compared with 39.2% and 41.5% for the third quarter and first nine months of fiscal 1997. The higher effective tax rate in the current quarter was mainly due to an increase in non-deductible amortization of goodwill associated with the UP acquisition. The effective tax rate for the nine-month period ended December 31, 1997 was higher due to the recognition of deferred taxes on undistributed earnings of the Company's joint venture, ASI, as a result of the sale.

     Net earnings for the quarter increased 23.4% to $1.1 million from $868 thousand for the prior year quarter. For the nine-month period, net earnings increased 22.4% to $3.1 million from $2.5 million in the prior year. The revenue increase and the operating margin increase both contributed to the net earnings increase. The net effect of the sale of the Company's interest in its joint venture and the software charges noted above was an after-tax gain of $87 thousand which is reflected in the current year nine-month results.

     Basic earnings per share for the quarter increased 18.9% to $0.44 from $0.37 in the prior year third quarter. Diluted earnings per share were $0.40 compared to $0.36 in the prior year third quarter. For the nine-month period, basic earnings per share increased 20.6% to $1.29 from $1.07 in the prior year. On a diluted basis, nine-month earnings per share were $1.20 compared to $1.03 in the prior year.

     The weighted average number of common shares used to compute basic earnings per share for the third quarter ended December 31, 1997 increased to 2.4 million compared with 2.3 million for the current nine-month period and 2.3 million for the prior year quarter and nine-month periods. The increase in the quarter was due to the exercise of stock options. The weighted average number of common and common equivalent shares used to compute diluted earnings per share increased to
2.6 million and 2.5 million for the third quarter and nine-month period ended December 31, 1997 compared with 2.4 million for the same periods in fiscal 1997. The number of shares used to compute diluted earnings per share in the current quarter and nine-month period increased due to an increase in the number of stock options outstanding and a higher average stock price.

LIQUIDITY & CAPITAL RESOURCES

     For the nine-month period ended December 31, 1997, net cash provided by operating activities totaled $1.2 million. Cash generated by net earnings after consideration of non-cash charges for depreciation and amortization was offset in part by the need for cash to fund an increase in contract receivables of $2.9 million.

     Contract receivables totaled $30.1 million, $24.7 million and $28.0 million as of December 31, 1997, March 31, 1997, and December 31, 1996 and represented 46%, 43%, and 47% of total assets at each of those dates. The average period for payment to the Company was 66 days at December 31, 1997, 58 days at March 31, 1997 and 72 days at December 31, 1996. The increase in collection period between March and December 1997 was the result of an increase in unbilled receivables under the Company's firm fixed price contracts that are billable only upon completion of work.

     Net cash used by investing activities for the nine months ended December 31, 1997 was $7.1 million. Cash provided from the sale of ASI of $3.0 million was more than offset by facility expenditures and by the expenditure of $7.8 million for the Company's acquisitions of UP and CCI. Payments for the acquisitions were made from existing cash and funds available under the Company's revolving credit agreement.

     Net cash provided by financing activities for the first nine months of fiscal 1998 totaled $2.9 million. The primary sources of cash from financing activities were from borrowing under the Company's revolving credit agreement and from the exercise of stock options. The primary uses of cash from financing activities were for the payment of dividends and the repurchase of the Company's common shares. On May 30, 1997, the Company announced it had expanded its share repurchase program. The Company's Board of Directors authorized the repurchase of an additional 300,000 shares or a total of up to 500,000 shares in amounts and at times and prices to be determined by the Company's management. Since the program was initiated in March 1996, the Company has repurchased 217,000 shares. Since March 31, 1997, the Company has repurchased 41,300 shares under this repurchase program at market prices on the date of purchase. There are approximately 2.4 million shares outstanding as of December 31, 1997.

     Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this credit agreement at December 31, 1997 were $20.0 million. The amounts borrowed under this agreement were $3.2 million as of December 31, 1997 and December 31, 1996. There were no borrowings under this agreement as of March 31, 1997.

     The Company has no definitive capital commitments as of December 31, 1997. However, the Company will continue to seek strategic acquisitions that fit its acquisition criteria.

     It is anticipated that the Company's funds generated from operations and borrowings under its revolving credit agreement will be sufficient to meet its normal working capital requirements for the foreseeable future.

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

                  NONE.

ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.   EXHIBITS

                           4 FOURTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT AND REVOLVING CREDIT NOTE DATED DECEMBER 17, 1997

                           11       EARNINGS PER SHARE CALCULATION

                           27       FINANCIAL DATA SCHEDULE

                  b.   REPORTS ON FORM 8-K

                       A REPORT ON FORM 8-K, DATED NOVEMBER 25, 1997 REPORTING
                       ITEM 2 - ACQUISITION OF ASSETS AND ITEM 7 - FINANCIAL STATEMENTS AND EXHIBITS AS FILED BY THE REGISTRANT ON NOVEMBER 25, 1997.

                       A REPORT ON FORM 8-K, DATED DECEMBER 30, 1997 REPORTING
                       ITEM 5 - OTHER EVENTS AND ITEM 7 - FINANCIAL STATEMENTS AND EXHIBITS AS FILED BY THE REGISTRANT ON DECEMBER 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ANALYSIS & TECHNOLOGY, INC.


Date:          February 12, 1998                /s/Gary P. Bennett
                                                Gary P. Bennett
                                                President and CEO



Date:         February 12, 1998                 /s/David M. Nolf
                                                David M. Nolf
                                                Executive Vice President

                                  EXHIBIT INDEX



    EXHIBIT NUMBER    DESCRIPTION OF DOCUMENTS


         4 FOURTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT AND REVOLVING CREDIT NOTE DATED DECEMBER 17, 1997

         11       EARNINGS PER SHARE CALCULATION

         27       FINANCIAL DATA SCHEDULE