Form 10-K
period 1998-03-31
ANALYSIS & TECHNOLOGY INC
filed 1998-06-25
CIK 310876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: MARCH 31, 1998

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ----------- TO ----------

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

     THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY SHAREHOLDERS CONSIDERED BY THE REGISTRANT FOR THIS PURPOSE TO BE NON-AFFILIATES OF THE REGISTRANT ON JUNE 1, 1998 WAS APPROXIMATELY $61,866,070, BASED UPON THE LAST REPORTED SALES PRICE OF THE COMMON STOCK ON THE NASDAQ STOCK MARKET, INC. ON THAT DATE.

     NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT JUNE 5, 1998: 3,669,239

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE FOLLOWING DOCUMENTS ARE HEREBY INCORPORATED HEREIN BY REFERENCE:

     CERTAIN INFORMATION IN PARTS I AND II OF THE FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1998 ANNUAL REPORT TO SHAREHOLDERS.

     CERTAIN INFORMATION IN PART III OF THE FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 11, 1998.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

  General

     Analysis & Technology, Inc. (the "Company") was incorporated in Connecticut in 1969. The Company initially provided tactical analysis to the Office of Naval Research and sonar analysis to the Naval Underwater Systems Center, now known as the Naval Undersea Warfare Center. During the past twenty-nine years, the Company, including subsidiaries, has expanded its business to provide engineering and information technology services and products, and technology-based training systems, for the military, civil government agencies, and private industry.

     The Company is implementing a strategic plan to continue building its core engineering and information technologies business while transferring its expertise in technology-based training systems to new government and commercial markets. In recent years, the Company has created several new business units through internal development and acquisitions in connection with the implementation of this strategic plan and may create or acquire additional business units in the future.

     The Company has the following wholly owned subsidiaries:

     - Interactive Media Corp. ("Interactive Media") which designs and implements training programs for commercial and government customers;

     - Integrated Performance Decisions, Inc. ("IPD") which provides information technology services, and develops and implements performance decision software products for U.S. Navy (the "Navy") customers. IPD also provides information technology products and services for commercial customers.

     - Analysis & Technology Australia Pty. Ltd. which provides training systems and software development services in Australia. Analysis & Technology International Corporation and Numerical Decisions, Inc. are subsidiaries formed by the Company to perform international work but are not currently operational.

     The corporate office of the Company is located in North Stonington, Connecticut. The Company presently employs 1,606 full-time employees in the United States, Australia, and Canada.

     In February 1986, the Company conducted an underwritten public offering of its common shares. Since that time, the Company's stock has traded on The Nasdaq Stock Market, Inc. under the symbol AATI.

  Services and Products

     The Company provides professional and technical services to commercial and government clients. The main categories of the Company's business are engineering and information technology services and products and technology-based training systems. The Company is organized along these service and product lines. The descriptions set forth below reflect this organization.

ENGINEERING AND INFORMATION TECHNOLOGY SERVICES AND PRODUCTS

     The Company provides engineering and information technology
(Engineering/IT) services and products primarily to the Navy and, to a lesser extent, to other defense, civil government, and commercial customers. Within Engineering/IT, the Company provides services and products in the areas described below.

  Engineering Technologies

          The Company provides design, analytical, and experimental studies in several engineering technology areas. These are performed primarily for the Navy and to a lesser extent for commercial customers.

          Company engineers and scientists support the Navy in engineering technologies related to the development of submarines and surface ships. The Company provides services in acoustics, applied mechanics, materials analysis, machinery research and development, and naval architecture. In acoustics, the Company provides the full spectrum of noise control engineering, structural acoustic analysis, and experimental acoustics support. Applied mechanics engineers design, analyze, and test a wide variety of structures and equipment in a multitude of dynamic environments with particular emphasis on ship survivability. In materials analysis, the Company's engineers design treatments to reduce acoustic signature and design composite structures for submarines and surface ships. The Company's machinery research and development engineers are involved in analyzing and testing advanced electrical and mechanical systems for naval applications. The Company's naval architects offer professional naval architecture and marine engineering services for the complete range of ships, submarines and submersibles, advanced marine vehicles, small craft, and yachts. They also develop and market naval architectural software packages, as well as custom software applications for the commercial marine field.

          Company engineers design, develop, implement, and analyze signal processing algorithms related to submarine and surface ship combat systems. The algorithms are developed to estimate target range, bearing, course, speed, and depth. Company engineers also develop, implement, and verify digital signal processing systems for both military and commercial customers. The work involves active and passive processing systems, custom high-speed spectrum analyzers, and other software systems for commercial off-the-shelf ("COTS") hardware. Company software and hardware engineers integrate complex COTS products throughout the engineering process, from research and development through installation and testing.

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

          Company engineers integrate COTS technology into naval systems, controlling costs while improving system performance. These efforts include COTS software applications development; hardware fabrication; and prototype systems to support rapid COTS systems introduction to the fleet.

  Information Technology

          In the defense market, the Company provides information technology products and services, largely for C(4)I (command, control, communications, computers, and intelligence): the infrastructure of networks and data that enables military personnel to make the best planning and combat decisions possible. The Company's work involves software development, telecommunications/networking, database systems, decision aids, COTS product integration, training, simulation and modeling, data fusion, imaging systems, fleet support, and acquisition management. The Company assists commercial customers implementing groupware, networking, and transaction processing solutions including work to provide network integrity and data security.

          Company engineers and programmers create real-time, object-oriented applications software in an open architecture environment. They design and develop software for the event-triggered computation and analysis of mission-critical data. They also develop, integrate, document, and test software and develop performance aids for government and commercial clients. This software supports real-time data collection, performance modeling, data analysis, and rapid decision making in areas where having appropriate information is critical to success.

          Communications and connectivity services involve distributing real-time data across geographically dispersed sites to support rapid and collaborative decision making. For example, Company-developed systems are used to process satellite meteorological data with the primary goal of forecasting weather systems that would adversely affect operations in and around a conflict area.

          In addition, Company-developed modeling and simulation are used to train combatants prior to exposure to actual operational environments. The training materials include three dimensional graphical images that run on systems using COTS hardware and software.

          Database management services are provided to support complex systems, programs, and organizations for the Navy and commercial customers.

          Computerized databases are developed to support data acquisition strategies, risk analysis, decision making, and to fulfill executive reporting requirements. They also support program planning and scheduling, engineering change assessment and control, inventory control, equipment maintenance, financial control and budget justification, and documentation libraries.

          The Company's IPD subsidiary is the largest provider of information technology services within the Company.

TECHNOLOGY-BASED TRAINING SYSTEMS

     The Company employs interactive multimedia technology in designing, developing, and implementing technology-based training and delivery systems, and performance support systems for commercial, civil government, and defense customers. Interactive multimedia technology is computer-based and includes computer-generated graphics and animation, full-motion video, and high-fidelity audio. The Company's instructional design capability is utilized to ensure that training materials developed will produce the desired learning result.

     Instructional training and delivery systems employ interactive multimedia technology in a stand-alone, networked, or Web-based systems environment. These systems allow students to proceed at their own pace, at their own work site and, in general, achieve training objectives more quickly than with non-interactive forms of training. The Company develops applications software, computer-based networks, and enterprise-wide data bases to meet customer training objectives. Company employees are experienced in Web-based training, human factors engineering, software engineering, graphic design, video production, distance learning, and performance support systems. The Company's capabilities in database development and networked communications are used in its Web-based training delivery work.

     When developing performance support systems, the Company employs interactive multimedia technology including interactive electronic documentation to provide job aids, just-in-time training, and on-line reference materials. Applications include engineering design, equipment maintenance, sales and customer service, and systems operability support. Company training specialists and engineers design, develop, and implement performance support systems for both commercial and defense applications in order to improve productivity and leverage work experience and system knowledge across the workforce.

     The Company's Interactive Media subsidiary is the largest provider of technology-based training development services in the Company.

  Contracts

     The Company generates a substantial amount of its revenue from contracts with agencies of the U.S. Government (the "Government"). Government contracts obtained by the Company are typically indefinite delivery/indefinite quantity (ID/IQ) contracts, competitive in nature, are usually awarded on the basis of price, technical capability and past performance, and may be awarded to more than one company. ID/IQ contracts typically provide for a general range of tasks to be performed over a number of years, have an absolute dollar ceiling, and require the customer to issue delivery orders to provide funding for specific statements of work. The customer has complete discretion to allocate the funds among the range of contracted tasks. Other types of government contracts generally cover specific services to be provided over a shorter period. These contracts may require the periodic addition of funds, or the exercise of annual options by the customer.

     The Company's contracts with the Government typically are structured as one of the following: (i) cost-reimbursement; (ii) time-and-materials; or (iii) fixed-price.

     Under cost-reimbursement contracts, the customer reimburses the Company for contracted costs within cost categories permitted by Government regulations. The Company is paid a fee in addition to its costs. Reimbursable costs include direct labor and other direct costs, allocated overhead, and general and administrative costs, but exclude interest expense, donations, and certain other costs. Indirect costs are reimbursed at the lower of actual or estimated costs, and if the Company revises its estimated costs, the revised cost estimates will be applied prospectively to previously executed cost-reimbursement contracts. The fee is either fixed at the time of award (fixed-fee), earned at a fixed hourly rate as hours of service are provided (hourly-fee), or is awarded based on performance, at the sole discretion of the Government (award-fee). The majority of the Company's cost-reimbursement contracts are either cost-plus-fixed-fee or cost-plus-hourly-fee contracts. The contracts may either require completion of defined tasks or delivery of a specific number of hours of service. The current trend continues to be to contracts of the latter type. The total of the cost and the fee cannot exceed the ceiling set forth in the contract. If a contracted task has not been completed or the specific number of hours of service have not been delivered at the time the authorized cost is expended, the Company may be required to complete the work and will be reimbursed for the additional costs but will not receive an additional fee or the fee may be prorated proportionately to the number of hours actually provided. To date, the impact of such revisions has not been material.

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

     General Service Administration (GSA) contracts are emerging as an alternative contracting method for the Company's government customers. GSA schedules (sometimes referred to as Federal Supply Schedules or FSS) provide for services to various government agencies using numerous company labor categories with established hourly rates. These contracts provide for a wide array of services, are open for the use by all federal agencies, and streamline the ordering and contracting process. Typically, less time expires from client need identification to contract performance when GSA contracts are used.

     The revenue and earnings of the Company could be substantially affected by changes in Government procurement or fiscal policies, by reductions in Government expenditures for services or products provided by the Company, or by organizational changes within the Government or Navy which impact the Company's customer base. Additionally, procedural changes may impact the timing of the receipt of contracts, related funding, and cash payments to the Company.

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

     The books and records of the Company are subject to audit by the Defense Contract Audit Agency ("DCAA"), which can result in adjustments to contract costs and fees as well as penalties and interest costs. The Government retains a portion of the fee earned by the Company until contract completion and audit by the DCAA. (See Note 4 of "Notes to Consolidated Financial Statements" on page 25 of the Company's 1998 Annual Report to Shareholders.) Audits of the Company by DCAA have been completed for all fiscal years through 1996 without material adjustments. In the opinion of management, the audits for fiscal years 1997 and 1998 will not result in adjustments having a material adverse effect on the Company's financial position or results of operations. However, no assurances can be given that future material adjustments will not be required.

     Products developed by the Company under Government contracts are the property of the Government.

     The Company's commercial contracts occur primarily in its Interactive Media and IPD subsidiaries. These contracts typically are structured as time-and-materials or fixed-price. Time-and-materials and fixed-price contracts in the commercial environment are similar to those types of contracts with the Government as described above. Most of the contracts of Interactive Media are fixed price.

     The following table gives the approximate percentages of the Company's revenues realized from the three basic contract types during the periods indicated for its continuing operations:

                                                           FISCAL YEARS ENDED
                                                               MARCH 31,
                                                          --------------------
CONTRACT TYPE                                             1996    1997    1998
-------------                                             ----    ----    ----
Cost-Reimbursement......................................   76%     80%     75%
Time-and-Materials......................................    4%      5%      9%
Fixed-Price.............................................   20%     15%     16%
                                                          ---     ---     ---
          Total Company.................................  100%    100%    100%

     The Company often commits to provide non-labor items such as purchased materials, computer services, travel, and work subcontracted as part of its contract services. Non-labor items as a percentage of revenue from continuing operations in fiscal 1996, 1997, and 1998 were approximately 21.1%, 23.2%, and 23.6% respectively. The Company typically earns lower fees on non-labor items than it does on labor services. The Company sometimes commits to subcontract a portion of its work to other companies to obtain special services or materials when the Company believes that such action will give it a competitive advantage. Subcontract costs are included in the non-labor percentages provided above. Subcontracting expenses as a percentage of revenue from continuing operations were approximately 7.7%, 9.5%, and 9.9% in fiscal 1996, 1997, and 1998, respectively. In addition, the Company receives subcontracts from other companies on which it earns a fee comparable to a fee earned on work performed directly for the Government. In fiscal 1996, 1997, and 1998, the Company received subcontracted work from other companies for amounts representing approximately 10.4%, 14.0%, and 17.8% of its revenue, respectively.

     Revenue under cost-reimbursement, time-and-materials, and fixed-price contracts, including applicable fee or profit, are recognized concurrently with costs incurred thereunder. Certain amounts not yet billed to customers are included in recognized revenues and in contract receivables on the balance sheet. (See Note 4 of "Notes to Consolidated Financial Statements" on page 25 of the Company's 1998 Annual Report to Shareholders.)

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

     Funding under the Company's contracts with the Government is dependent upon congressional approval of program level funding and contracting agency approval of the funding for the Company's work. There can be no assurance that any program or contract will be funded in its entirety. During fiscal 1998, total backlog varied between $461.7 million and $589.4 million. During the year, $50.7 million of backlog expired that was not funded. Backlog at March 31, 1998 was $589.4 million, a 22.6% increase from $480.7 million a year ago. The funded and unfunded backlog of the Company varies from time to time because delivery orders, new contract awards, and extensions of existing contracts are executed at various dates throughout the year with varying periods of performance. The Company believes that year-to-year comparisons of backlog are not necessarily indicative of any revenue trends but may be indicative of the Company's ability to be competitive in its marketplaces.

     For commercial contracts, total backlog and funded backlog are generally the same, i.e., the contracts are usually fully funded.

     The Company's total backlog at March 31, 1996, 1997 and 1998 was as follows:

                                                        MARCH 31,
                                             --------------------------------
                                               1996        1997        1998
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Funded Backlog.............................  $ 29,056    $ 40,701    $ 49,974
Unfunded Backlog...........................   429,711     440,022     539,427
                                             --------    --------    --------
          Total............................  $458,767    $480,723    $589,401
                                             --------    --------    --------

     Substantially all of the funded backlog at March 31, 1998 is expected to be expended by the end of the Government's current fiscal year on September 30, 1998.

  Customers

     The Navy is the Company's principal Engineering/IT customer, accounting for approximately 80% of the Company's revenue. Within the Navy, the Company does business with approximately 20 different contracting agencies; and in fiscal 1998, the Company had approximately 110 contracts with ceilings in excess of $500,000. The Company provides its services and products to numerous Navy customers including: (i) several Navy laboratories, such as the Naval Undersea Warfare Center; Coastal Systems Station, Dahlgren Division, Naval Surface Warfare Center; Carderock Division, Naval Surface Warfare Center; and the Naval Research

Laboratory, each of which performs research, development, and test and evaluation functions; (ii) acquisition commands which are responsible for procurement of ships, aircraft, weapons, major systems and equipment, such as the Naval Sea Systems Command; and (iii) operational commands which operate and maintain the ships, aircraft, weapons, and systems, such as Commander-in-Chief, U.S. Atlantic Fleet; and Commander Submarine Force, Atlantic. The responsibility for some new Navy system design, test, evaluation and installation work is shifting from naval laboratories to prime contractors and fleet support activities. The Company continues to perform much of its work for the laboratories but supports prime contractors and fleet support activities as well. The effect of this shift on the Company's future business cannot be determined at this time.

     Interactive Media is focused on providing technology-based training services to commercial customers. Approximately 70% of its revenue is from these customers. They tend to be Fortune 1000 companies primarily in telecommunications, financial services, and pharmaceuticals. Companies which retain Interactive Media to develop training systems include MCI, Ameritech, GTE, Royal Bank of Canada, National City Bank, Smithkline Beecham, and Merck.

     Interactive Media also has contracts with civil government and defense customers. Principal civil government customers include the Office of Personnel Management, the Internal Revenue Service and Veterans Benefits Administration. Working through the Office of Personnel Management, the Company also provides training services to other Government customers. Defense customers include some of the same activities that are supported in the Company's Engineering/IT business.

  Sales and Marketing

     In the Company's Engineering/IT business, marketing activities relating to government contracts are conducted by the professional and technical staff located in its various offices. This decentralized approach enables the Company's customers to communicate directly with the employees of the Company responsible for both sales and work performance and aids the Company in maintaining an awareness of customer needs, developing new business opportunities, and preparing project proposals. These marketing activities are identified and coordinated through the Company's strategic planning process, which includes the annual development and monthly update of operating plans for each existing and prospective customer organization. In addition, for selected high potential market areas, the Company designates strategic area leaders to focus further its sales and marketing activities. The corporate marketing office provides proposal development guidance, information systems, and training; data on markets, competition, and internal capabilities; marketing literature; Web site maintenance; and trade show coordination.

     Within Interactive Media, groups are organized according to one or more vertical markets such as telecommunications, pharmaceuticals and financial services. This enables the Company to focus the industry content expertise of its technical and marketing staffs on the specific training needs of its customers. Interactive Media systems are sold via a ten to twelve person national sales force organized to support both geographic regions and the targeted vertical markets. Sales personnel tend to be senior personnel with the capability to provide consultative and industry specific technical knowledge to customers. Interactive Media's primary regional offices are located in the Pittsburgh, Washington, DC, Orlando, San Francisco and Connecticut areas.

  Competition

     The Company's business is very competitive. In the defense market, there are a substantial number of large, diversified companies with greater financial resources and larger technical staffs than those of the Company that are capable of rendering services similar to those offered by the Company. The in-house capabilities of the Company's customers are also, in effect, in competition with the Company since they may perform many of the types of services that might otherwise be performed by the Company. In addition, there are many smaller companies which have developed specialized capabilities who compete with the Company for both Engineering/IT and technology-based training business. As the markets in which the Company operates continue to mature, other companies continue to be attracted to them.

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

  Human Resources

     The principal resource of the Company is its 1,606 full-time employees, approximately 1,300 of whom are professional and technical personnel. Because the Company is diversifying by transferring its core competencies to new markets, the make-up of the professional and technical staff of the Company is similar for Government and commercial work and includes engineers, scientists, mathematicians, multimedia specialists, educators, analysts, and IT professionals.

     The Company has no collective bargaining units and considers its employee relations to be excellent.

  Government Requirements

     The Company's ability to maintain its current base of defense and other Government business is dependent on providing employees and facilities which meet rigorous Government regulations. Each facility has a continuing program to meet applicable Government time keeping, security, and other regulations and to maintain employee awareness of the paramount need for compliance.

 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

     Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements. These statements are based on current expectations but they involve risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the factors listed below, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during fiscal year 1998, and beyond, to differ materially from those contained in or indicated by any forward-looking statements made by, or on behalf of, the Company. There may be additional factors not enumerated which could have a similar impact, including factors which affect business generally, such as economic conditions.

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

     Additional important factors include:

          (a) Budget reductions and Navy program funding priorities: While spending by the Navy, the Company's principal customer, is expected to be level for several years, the Company continues to be susceptible to changes in the Government's requirements and priorities. The Company's business can be adversely affected by reductions in Department of Defense programs that are important to the Company.

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

          (d) Acquisitions: The Company's strategic plan calls for acquisition of companies in both its Engineering/IT and technology-based training businesses. The Company's results could be adversely affected by problems associated with the integration of the acquired businesses with the Company.

     Certain portions of the Company's 1998 Annual Report to Shareholders including "Management's Discussion and Analysis of the Financial Condition and Results of Operations" are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those on page 17 that sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during fiscal year 1999, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

     The Company leases office, shop, or warehouse space in 32 locations in 14 states, Australia, and Canada totaling approximately 308,000 square feet. Approximately 3,000 square feet of leased office space is subleased to third parties. A summary of the Company's principal leases is as follows:

                                                              SQUARE
LOCATION                                                      FOOTAGE    LEASE EXPIRATION
--------                                                      -------    ----------------
Chesapeake, VA  Crossways Boulevard.........................  48,000         02/28/03
Middletown, RI  One Corporate Place.........................  45,103         06/30/99
Arlington, VA   Jefferson Davis Highway.....................  33,958         09/30/03
Rockville, MD   Tower Oaks Boulevard........................  19,164         12/31/01
San Diego, CA   Camino Del Rio North........................  16,468         08/31/99
McLean, VA      Jones Branch Drive..........................  15,779         10/31/01

     The Company believes its facilities and equipment are in good condition and adequate for its current business needs. The Company has not experienced, and does not anticipate experiencing, any difficulty in obtaining satisfactory facilities.

     For additional information on the Company's leases and rental expenses thereunder, see Note 11 of "Notes to Consolidated Financial Statements" on page 30 of the Company's 1998 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceeding which is material to the business or financial condition of the Company nor is the property of the Company subject to any such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of June 5, 1998 are set forth below, together with the primary positions held by each such person.

NAME                                         AGE                    POSITION
----                                         ---                    --------
Gary P. Bennett............................  56    Chairman of the Board of Directors,
                                                   President, and Chief Executive Officer
David M. Nolf..............................  55    Executive Vice President, Chief Financial
                                                   and Administrative Officer, Secretary, and
                                                     Director
Jay W. Ryerson.............................  62    Executive Vice President and Chief
                                                   Operating Officer
Robert M. Gorman...........................  56    Executive Vice President and General
                                                   Manager of Engineering Technologies Group
James R. Lavoie............................  51    Executive Vice President, General Manager
                                                   of Information Technologies Group, and
                                                     President of the Company's Integrated
                                                     Performance Decisions, Inc. subsidiary
Joseph M. Marino...........................  48    Executive Vice President, General Manager
                                                   of System Technologies Group, and Chairman
                                                     of the Company's Interactive Media Corp.
                                                     subsidiary
Richard P. Mitchell........................  50    Senior Vice President, Human Resources
Stephen E. Johnston........................  56    Senior Vice President, Planning, and
                                                   Corporate Manager of Finance and Management
                                                     Information Systems
Gerald Snyder..............................  53    Senior Vice President and President of the
                                                     Company's Interactive Media Corp.
                                                     subsidiary
Susan C. Varnadoe..........................  43    Executive Vice President, Acquisitions
V. Lehman Woods............................  50    Senior Vice President, Contracts

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

     Robert M. Gorman joined the Company in 1989 as part of its acquisition of Acoustics and Mechanics, Inc. Mr. Gorman became general manager of the Company's Engineering Technologies Group upon its formation in 1992. He became a Vice President when he joined the Company and was elected Senior Vice President in 1991. In May 1998 he was elected Executive Vice President.

     James R. Lavoie has been employed by the Company since 1979. Mr. Lavoie served as department manager from 1982 until his promotion to division manager in 1985. He was elected Vice President and sector manager in 1987 and was elected to Senior Vice President in 1993. He became the President of the

Company's subsidiary, IPD when it was formed in 1993. He is also the general manager of the Company's Information Technologies Group. In May 1998 he was elected Executive Vice President.

     Joseph M. Marino has been employed by the Company since 1980. Mr. Marino served as a department manager from 1984 until 1987 when he became a division manager. He was elected Vice President in 1991 and became an operations center manager heading up the New England Operations Center in 1992. In 1994 he was elected Senior Vice President. He is the general manager of the Company's System Technologies Group and the Chairman of the Company's Interactive Media subsidiary. In May 1998 he was elected Executive Vice President.

     Richard P. Mitchell has been employed by the Company since 1982. Mr. Mitchell served as a department manager from 1984 until 1989 when he became a corporate administrator and cost center manager. He assumed responsibilities for the Chesapeake division of the Company in 1990 and was named Vice President in 1991. In 1994 he was elected Senior Vice President. In 1995 he was assigned responsibility for the Company's acquisition program. In May 1998 he was elected Executive Vice President.

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

     Susan C. Varnadoe has been employed by the Company since 1988. Ms. Varnadoe became a department manager in 1993 and became President of the Company's subsidiary, Interactive Media when it was formed in July 1997. In May 1998 she was elected Senior Vice President of the Company.

     V. Lehman Woods has been employed by the Company since 1977. Mr. Woods served as a department manager from 1981 until he became Vice President, Contracts in 1985. In 1991 he was elected Senior Vice President, Contracts.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Corporate Information in the Company's 1998 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Selected Financial Data: A Five-Year Summary in the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth in the "Consolidated Financial Statements" and notes on pages 18 through 32 of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G to Form 10-K, the information required by this Item with respect to directors is incorporated by reference to the information set forth under Item 1. ELECTION OF DIRECTORS in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 11, 1998. Information concerning executive officers is set forth under Item 4A of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under the following headings: Compensation of Executive Officers; Option/SAR Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values; Termination of Employment and Change in Control Agreements; and Report of the Compensation Committee and the Stock Option Committee on Executive Compensation in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on August 11, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference to information set forth under Security Ownership of Management and 5% Shareholders in the Company's Proxy Statement for the Annual Meeting of shareholders to be held on August 11, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       PAGE NUMBER
                                                                         IN 1998
                                                                      ANNUAL REPORT
                                                                      -------------
(a) 1.  Financial Statements........................................    18-32
                                                                         33
        Independent Auditors' Report................................
                                                                         18
        Consolidated Balance Sheets as of March 31, 1998 and 1997...
                                                                         19
        Consolidated Statements of Earnings for Each of the Years in
        the Three-Year Period Ended March 31, 1998..................
                                                                         20
        Consolidated Statements of Shareholders' Equity for Each of
        the Years in the Three-Year Period Ended March 31, 1998.....
                                                                         21
        Consolidated Statements of Cash Flows for Each of the Years
        in the Three-Year Period Ended March 31, 1998...............
                                                                        22-32
        Notes to Consolidated Financial Statements..................
(a) 2.  Financial Statement Schedules
        Not applicable.
(a) 3.  Exhibits (* denotes filed herewith):

EXHIBIT
NUMBER
-------
 3(i)     --   Restated Certificate of Incorporation (incorporated by
               reference to Exhibit 3A to the Registrant's Report on Form
               10-Q, File No. 0-14161, for the quarter ended September 30,
               1990).
3(ii)     --   By-laws, Amended and Restated to February 6, 1993
               (incorporated by reference to Exhibit 3(ii) to the
               Registrant's Report on Form 10-K, File No. 0-14161, for the
               year ended March 31, 1993).
   4A     --   Specimen Certificate of Common Stock (incorporated by
               reference to Exhibit 4A to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-1, No.
               33-2314), Articles 6 and 7 of the Certificate of
               Incorporation and Article II, Article III, Sections 3 to 6,
               Article VI, and Article VIII of the By-laws (included in
               Exhibits 3(i) and 3(ii), respectively).
   4B     --   Amended and Restated Revolving Credit and Term Loan
               Agreement between Analysis & Technology, Inc. and Shawmut
               Bank Connecticut, National Association, formerly known as
               The Connecticut National Bank, dated as of November 15, 1993
               (incorporated by reference to Exhibit 4B to the Registrant's
               Report on Form 10-K, File No. 0-14161 for the year ended
               March 31, 1994).
   4C     --   First Amendment to the Revolving Credit and Term Loan
               Agreement between Analysis & Technology, Inc. and Shawmut
               Bank Connecticut, National Association formerly known as The
               Connecticut National Bank, dated December 9, 1994
               (incorporated by reference to Exhibit 4A to the Registrant's
               Report on Form 10-Q, File No. 0-14161 for the quarter ended
               December 31, 1994).
   4D     --   Second Amendment to Revolving Credit and Term Loan Agreement
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

EXHIBIT
NUMBER
-------
   4E     --   Third Amendment to Revolving Credit and Term Loan Agreement
               and Revolving Credit Note between Analysis & Technology,
               Inc. and Fleet National Bank of Connecticut, formerly known as Shawmut Bank Connecticut, National Association, dated
               November 13, 1996 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q, File No. 0-14161 for
               quarter ended December 31, 1996).
   4F     --   Fourth Amendment to Revolving Credit and Term Loan Agreement
               and Revolving Credit Note between Analysis & Technology,
               Inc. and Fleet National Bank of Connecticut, formerly known as Shawmut Bank Connecticut, National Association dated
               December 17, 1997 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q, File No. 0-14161 for
               quarter ended December 31, 1997).
   4G     --   Open-End Mortgage Deed and Security Agreement, dated
               November 25, 1987, and related documents between Analysis &
               Technology, Inc. and The Connecticut National Bank.
   4H(1)  --   Open-End Mortgage Deed and Security Agreement, dated May 30,
               1986, and related documents between Analysis & Technology,
               Inc. and The Connecticut National Bank.
   4I(1)  --   Open-End Mortgage, dated March 8, 1978, and related
               documents of Analysis & Technology, Inc. to Groton Savings
               Bank.
   4J(1)  --   Notes payable, due in monthly installments, with various
               interest rates and maturity dates, secured by equipment.
  10A     --   Analysis & Technology, Inc. 1986 Stock Option Plan, as
               amended (incorporated by reference to Exhibit 28 of the
               Registrant's Registration Statement on Form S-8, No.
               33-17313).
  10B     --   Analysis & Technology, Inc. 1987 Stock Option Plan
               (incorporated by reference to Exhibit A to Proxy Statement, dated July 6, 1987 of Analysis & Technology, Inc.).
  10C     --   Analysis & Technology, Inc. 1988 Stock Option Plan
               (incorporated by reference to Exhibit A to Proxy Statement dated July 1, 1988 of Analysis & Technology, Inc.).
  10D     --   Analysis & Technology, Inc. 1989 Stock Option Plan
               (incorporated by reference to Exhibit A to the Proxy
               Statement dated July 3, 1989 of Analysis & Technology,
               Inc.).
  10E     --   Analysis & Technology, Inc. 1990 Stock Option Plan
               (incorporated by reference to Exhibit B to the Proxy
               Statement dated July 3, 1990 of Analysis & Technology,
               Inc.).
  10F     --   Analysis & Technology, Inc. 1992 Stock Option Plan
               (incorporated by reference to Exhibit A to Proxy Statement dated July 7, 1992 of Analysis & Technology, Inc.).
  10G     --   Analysis & Technology, Inc. 1994 Stock Option Plan
               (incorporated by reference to Exhibit A to Proxy Statement dated July 8, 1994 of Analysis & Technology, Inc.).
  10H     --   Analysis & Technology, Inc. 1995 Stock Option Plan.
               (incorporated by reference to Exhibit A to Proxy Statement dated July 7, 1995 of Analysis & Technology, Inc.).
  10I     --   Analysis & Technology, Inc. 1997 Stock Option Plan.
               (incorporated by reference to Exhibit A to Proxy Statement dated July 1, 1997 of Analysis & Technology, Inc.).
  10J     --   Analysis & Technology, Inc. 1998 Stock Option Plan.
               (incorporated by reference to Exhibit A to Proxy Statement dated July 1, 1998 of Analysis & Technology, Inc.).
  10K     --   Amendments, dated June 30, 1989, to the Analysis &
               Technology, Inc. 1986 Stock Option Plan (incorporated by
               reference to Exhibit 19 to the Registrant's Report on Form
               10-Q, File No. 0-14161, for the quarter ended June 30,
               1989).
  10L     --   Amendment, dated June 30, 1989, to the Analysis &
               Technology, Inc. 1987 Stock Option Plan (incorporated by
               reference to Exhibit 19H to the Registrant's Report on Form
               10-Q, File No. 0-14161, for the quarter ended June 30,
               1989).

EXHIBIT
NUMBER
-------
  10M     --   Amendment, dated June 30, 1989, to the Analysis &
               Technology, Inc. 1988 Stock Option Plan (incorporated by
               reference to Exhibit 19I to the Registrant's Report on Form
               10-Q, File No. 0-14161, for the quarter ended June 30,
               1989).
  10N     --   Amendments, dated May 17, 1997, to the Analysis &
               Technology, Inc. 1983, 1984, 1985, and 1986 Stock Option
               Plans (incorporated by reference to Exhibit 10A to the
               Registrant's Report on Form 10-Q, File No. 0-14161, for the
               quarter ended June 30, 1997).
  10O     --   Amendments, dated May 17, 1997, to the Analysis &
               Technology, Inc. 1987, 1988, 1989, 1990 and 1992 Stock
               Option Plans (incorporated by reference to Exhibit 10B to
               the Registrant's Report on Form 10-Q, File No. 0-14161, for
               the quarter ended June 30, 1997).
  10P     --   Amendments, dated May 17, 1997, to the Analysis &
               Technology, Inc. 1994 and 1995 Stock Option Plans
               (incorporated by reference to Exhibit 10C to the
               Registrant's Report on Form 10-Q, File No. 0-14161, for the
               quarter ended June 30, 1997).
  10Q     --   Amendment, dated May 17, 1997, to the Analysis & Technology,
               Inc. Savings & Investment Plan, effective May 17, 1997
               (incorporated by reference to Exhibit 10D to the
               Registrant's Report on Form 10-Q, File No. 0-14161, for the
               quarter ended June 30, 1997).
  10R     --   Amendment, dated August 12, 1996, to the Analysis &
               Technology, Inc. Savings & Investment Plan effective October
               1, 1996 (incorporated by reference to Exhibit 10 of the
               Registrant's Report on Form 10-Q, File No. 0-14161 for the
               quarter ended September 30, 1996).
  10S     --   Amendment dated December 4, 1995, to the Analysis &
               Technology, Inc. Savings & Investment Plan effective
               December 4, 1995, (incorporated by reference to Exhibit 10 of the Registrant's Report on Form 10-Q, File No. 0-14161,
               for the quarter ended December 31, 1995).
  10T     --   Amendment dated September 9, 1995, to the Analysis &
               Technology, Inc. Savings & Investment Plan effective
               September 30, 1995 (incorporated by reference to Exhibit 10 of the Registrant's Report on Form 10-Q, File No. 0-14161
               for the quarter ended September 30, 1995).
  10U     --   Amendment dated December 1, 1994, to the Analysis &
               Technology, Inc. Savings & Investment Plan effective January
               1, 1995 (incorporated by reference to Exhibit 10 of the
               Registrant's Report on Form 10-Q, File No. 0-14161, for the
               quarter ended December 31, 1994).
  10V     --   Amended and Restated Analysis & Technology, Inc. Savings &
               Investment Plan effective August 10, 1993 (incorporated by reference to Exhibit 3(ii) of the Registrant's Report on
               Form 10-K, File No. 0-14161, for the year ended March 31,
               1994).
  10W     --   Amended and Restated Analysis & Technology, Inc. Savings &
               Investment Plan Effective May 17, 1997 (incorporated by
               reference to Exhibit 10D of the Registrant's Report on Form
               10-Q, File No. 0-14161 for the quarter ended June 30, 1997).
  10X     --   Amended and Restated Analysis & Technology, Inc. Employee
               Stock Ownership Plan dated November 21, 1994, effective
               January 1, 1994.
  10Y     --   Analysis & Technology, Inc. Performance Incentive
               Compensation Plan dated September 19, 1991 (incorporated by reference to Exhibit 19B of the Registrant's Report on Form
               10-Q, File No. 0-14161, for the quarter ended September 30,
               1991).
  10Z     --   Amendment, dated May 17, 1997, to the Analysis & Technology,
               Inc. Deferred Compensation Plan effective May 17, 1997
               (incorporated by reference to Exhibit 10E on Form 10-Q, File
               No. 0-14161, for the quarter ended June 30, 1997).
 10aa     --   Amended and Restated Analysis & Technology., Inc. Deferred
               Compensation Plan effective June 5, 1996 (incorporated by
               reference to Exhibit 99A to the Registrant's Registration
               Statement on Form S-8, No. 333-05267).

EXHIBIT
NUMBER
-------
 10bb     --   Analysis & Technology, Inc. 401(k) Restitution Plan, dated
               August 8, 1994, effective April 1, 1994.
 10cc     --   Analysis & Technology, Inc. Form of Change in Control
               Agreement, dated March 6, 1997 (incorporated by reference to
               Exhibit 10V of the Registrant's Report on Form 10-Q, File
               No. 0-14161 for the fiscal year ended March 31, 1997).
 10dd     --   Analysis & Technology, Inc. Form of Indemnification
               agreement, dated May 17, 1997 (incorporated by reference to
               Exhibit 10F of the Registrant's Report on Form 10-Q, File
               No. 0-14161 for the quarter ended June 30, 1997.
 10ee     --   Group Medical Reimbursement Insurance for Officers
               (incorporated by reference to Exhibit 10J of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No.
               33-2314).
 10ff     --   Analysis & Technology, Inc. Managers' Benefit Options Plan
               (incorporated by reference to Exhibit 10J of the
               Registrant's Report on Form 10-Q, File No. 0-14161, for the
               quarter ended December 31, 1986).
 10gg     --   Analysis & Technology, Inc. Officers' Benefit Options Plan
               (incorporated by reference to Exhibit 10L of the
               Registrant's Report on Form 10-K, File No. 0-14161, for the
               year ended March 31, 1989).
 10hh     --   Stock Purchase Agreement, dated June 1, 1989, among Analysis
               & Technology, Inc., Applied Science Associates, Inc. and the
               Sellers (as defined therein) (incorporated by reference to
               Exhibit 2.1 on the Registrant's Report on Form 8-K, File No.
               0-14161, dated June 1, 1989).
 10ii     --   Stock Purchase Agreement dated October 31, 1995, among
               Analysis & Technology, Inc., General Systems Solutions, Inc.
               and the Buyers (as defined therein) (incorporated by
               reference to Item 2 on the Registrant's Report on Form 8-K,
               File No. 0-14161, dated October 31, 1995).
 10jj     --   Stock Purchase Agreement dated July 26, 1996, among Analysis
               & Technology, Inc., Vector Research Company, Inc. and the
               Sellers (as defined therein) (incorporated by reference to
               Exhibit 2 on Form 8-K, file No. 0-14161 dated July 29,
               1996).
 10kk     --   Stock Purchase Agreement dated November 14, 1997, among
               Analysis & Technology, Inc., UP, Inc. and the Sellers (as
               defined therein) (incorporated by reference to Exhibit 10 on
               Form 8-K, File No. 0-14161 dated November 25, 1997).
  11*     --   Earnings per share calculation.
  13*     --   Analysis & Technology, Inc. 1998 Annual Report to
               Shareholders (incorporated portions).
  21*     --   List of Subsidiaries of Analysis & Technology, Inc.
  23*     --   Consent of KPMG Peat Marwick LLP with respect to the
               incorporation by reference of its report dated May 1, 1998.
  27*     --   Financial Data Schedule.

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

Date: June 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

                    NAME                                        TITLE                       DATE
                    ----                                        -----                       ----
             /s/ GARY P. BENNETT               President, Chief Executive Officer and   June 24, 1998
---------------------------------------------    Chairman of the Board (Principal
               Gary P. Bennett                   Executive Officer)

              /s/ DAVID M. NOLF                Executive Vice President, Chief          June 24, 1998
---------------------------------------------    Financial and Admin- istrative
                David M. Nolf                    Officer and Director

              /s/ LARRY M. FOX                 Vice Chairman                            June 24, 1998
---------------------------------------------
                Larry M. Fox

              /s/ JAMES B. FOX                 Director                                 June 24, 1998
---------------------------------------------
                James B. Fox

            /s/ NELDA S. NARDONE               Director                                 June 24, 1998
---------------------------------------------
              Nelda S. Nardone

            /s/ THURMAN F. NAYLOR              Director                                 June 24, 1998
---------------------------------------------
              Thurman F. Naylor

            /s/ DENNIS G. PUNCHES              Director                                 June 24, 1998
---------------------------------------------
              Dennis G. Punches