Form 10-K/A
period 1998-03-31
ANALYSIS & TECHNOLOGY INC
filed 1998-06-30
CIK 310876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                     PART I

This Amendment is being filed solely to correct certain inadvertent errors contained in Item 4A regarding the positions listed for certain of the Company's Executive Officers.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Company as of June 5, 1998 are set forth below, together with the primary positions held by each such person.

NAME                         AGE          POSITION
----                         ---          --------
Gary P. Bennett              56           Chairman of the Board of Directors, President,
                                          and Chief Executive Officer

David M. Nolf                55           Executive Vice President, Chief Financial and
                                          Administrative Officer, Secretary, and Director

Jay W. Ryerson               62           Executive Vice President and Chief Operating Officer

Robert M. Gorman             56           Executive Vice President and General Manager of
                                          Engineering Technologies Group

James R. Lavoie              51           Executive Vice President, General Manager of
                                          Information Technologies Group, and President of the
                                          Company's Integrated Performance Decisions, Inc.
                                          subsidiary

Joseph M. Marino             48           Executive Vice President, General Manager of System
                                          Technologies Group, and Chairman of the Company's
                                          Interactive Media Corp. subsidiary

Richard P. Mitchell          50           Executive Vice President, Acquisitions

Stephen E. Johnston          56           Senior Vice President, Human Resources

Gerald Snyder                53           Senior Vice President, Planning, and Corporate Manager
                                          of Finance and Management Information Systems

Susan C. Varnadoe            43           Senior Vice President and President of the Company's
                                          Interactive Media Corp. subsidiary

V. Lehman Woods              50           Senior Vice President, Contracts

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

                                  Analysis & Technology, Inc.

                                  By:  /s/ Gary P. Bennett
                                       -----------------------------------------
                                          Gary P. Bennett
                                          President and Chief Executive Officer

Date:  June 30, 1998