Form 10-Q
period 1998-06-30
ANALYSIS & TECHNOLOGY INC
filed 1998-08-13
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1998
                               --------------------------------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission file number        0-14161


                           ANALYSIS & TECHNOLOGY, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Connecticut                             95-579365
        -----------------------------                     -----------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                  Route 2, North Stonington, Connecticut 06359
-------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (860) 599-3910

-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)








     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___





     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of the close of business August 11, 1998, the registrant had outstanding 3,670,164 shares of Common Stock.

                                    CONTENTS



                                                                    PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS                              1

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                        6


PART II.  OTHER INFORMATION REQUIRED IN REPORT

          ITEM 1.   LEGAL PROCEEDINGS                                 9

          ITEM 2.   CHANGES IN SECURITIES                             9

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                   9

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                  9

          ITEM 5.   OTHER INFORMATION                                 9

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                        JUNE 30, 1998              JUNE 30, 1997
                                           --------                  --------

Revenue                                    $ 41,320                  $ 37,450

Costs and expenses                           38,851                    35,607
                                           --------                  --------

     Operating earnings                       2,469                     1,843
                                           --------                  --------

Other expense (income):
     Interest expense                            84                        31
     Interest income                            (14)                      (18)
     Equity in loss of joint venture           --                          12
     Other, net                                 312                       206
                                           --------                  --------
                                                382                       231
                                           --------                  --------

Earnings before income taxes                  2,087                     1,612

Income taxes                                    919                       696
                                           --------                  --------
     Net earnings                          $  1,168                  $    916
                                           ========                  ========

Basic earnings per common share            $   0.32                  $   0.27
                                           ========                  ========

Diluted earnings per common and
     common equivalent shares              $   0.28                  $   0.25
                                           ========                  ========

Weighted average shares and
     common equivalent shares
     outstanding
         Basic                                3,624                     3,445
                                           ========                  ========
         Diluted                              4,035                     3,555
                                           ========                  ========





See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

ASSETS                                                    JUNE 30, 1998 (UNAUDITED)       MARCH 31, 1998
------                                                    -------------------------      --------------
Current assets:
     Cash and cash equivalents                                      $  --                   $   954
     Contract receivables                                            27,704                  25,637
     Notes and other receivables                                        671                     665
     Prepaid expenses                                                 1,746                     832
                                                                    -------                 -------
         Total current assets                                        30,121                  28,088

Property, buildings, and equipment, net                              15,148                  14,886

Other assets:
     Goodwill, net of accumulated amortization                       15,193                  15,402
     Product development costs, net of accumulated
       amortization                                                     260                     302
     Deferred Compensation Plan investments                           3,683                   3,467
     Notes receivable                                                   498                     539
     Deposits and other                                                 508                     505
     Deferred income taxes                                             --                       420
                                                                    -------                 -------
                                                                     20,142                  20,635
                                                                    -------                 -------

         TOTAL ASSETS                                               $65,411                 $63,609
                                                                    =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                         $   333                 $   329
     Accounts payable                                                 1,149                     439
     Accrued expenses                                                 8,483                  11,350
     Dividends payable                                                 --                       766
     Deferred income taxes                                              780                     749
                                                                    -------                 -------
         Total current liabilities                                   10,745                  13,633

Long-term debt, excluding current installments                        5,261                   2,161
Deferred income taxes                                                   551                    --
Other long-term liabilities                                           3,705                   3,468
                                                                    -------                 -------

         TOTAL LIABILITIES                                           20,262                  19,262
                                                                    -------                 -------

Shareholders' equity:
     Common stock, $.083 stated value
      Authorized 11,250,000 shares; issued
      and outstanding 3,619,839 shares as of
      June 30, 1998 and 3,614,537 shares
      as of March 31, 1998                                              302                     301
     Additional paid-in capital                                       8,561                   8,928
     Retained earnings                                               36,286                  35,118
                                                                    -------                 -------
         TOTAL SHAREHOLDERS' EQUITY                                  45,149                  44,347
                                                                    -------                 -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $65,411                 $63,609
                                                                    =======                 =======


See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                                     JUNE 30, 1998         JUNE 30, 1997
                                                                     -------------         -------------
OPERATING ACTIVITIES:
     Net earnings                                                       $ 1,168              $   916
     Adjustments to reconcile net earnings to
       net cash used by operating activities:
       Equity in loss of joint venture                                     --                     12
       Depreciation and amortization of property, buildings
         and equipment                                                      561                  626
       Amortization of goodwill                                             242                  127
       Amortization of product development costs                             48                   48
       Provision for deferred income taxes                                1,002                 (278)
       Loss on sale of equipment                                              5                  110
     Decrease (increase) in:
       Contract, notes and other receivables                             (2,032)                 775
       Prepaid expenses                                                    (914)                (190)
       Other assets                                                        (219)                (151)
     Increase (decrease) in:
       Accounts payable and accrued expenses                             (2,157)              (2,182)
       Other long-term liabilities                                          237                  140
                                                                        -------              -------
         NET CASH USED BY OPERATING ACTIVITIES                           (2,059)                 (47)
                                                                        -------              -------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                       (829)                (620)
     Product development costs                                               (6)                  (7)
     Proceeds from the sale of equipment                                      1                    2
     Acquisition of business units (net of cash acquired)                   (33)                (365)
                                                                        -------              -------
         NET CASH USED BY INVESTING ACTIVITIES                             (867)                (990)
                                                                        -------              -------

FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                     (81)                 (77)
     Proceeds from long-term borrowings                                   3,185                 --
     Proceeds from sale of common stock                                     180                  308
     Repurchase of common stock                                            (546)                (443)
     Dividends paid                                                        (766)                (693)
                                                                        -------              -------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 1,972                 (905)
                                                                        -------              -------

Decrease in cash and cash equivalents                                      (954)              (1,942)
     CASH AND CASH EQUIVALENTS:
         Beginning of period                                                954                2,977
                                                                        -------              -------
         END OF PERIOD                                                  $  --                $ 1,035
                                                                        -------              -------





See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


1. The information furnished in the accompanying unaudited Consolidated Statements of Earnings, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflect all adjustments (consisting only of items of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the Company's results of operations and financial position for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report for the year ended March 31, 1998.

2. In the third quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, for calculating earnings per share (EPS). Statement 128 requires the disclosure of basic EPS, which is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding at the end of the period. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. The Company has restated EPS data for the period ending June 30, 1997 as required by Statement 128.

3. On December 19, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend distributed on January 29, 1998 to shareholders of record as of the close of business on January 2, 1998. All references in the financial statements to average number of shares outstanding and per share amounts have been restated to reflect the stock split.

4. Statement of Financial Accounting Standards SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. This statement is effective for fiscal years beginning after December 15, 1997. The Company has elected to apply the provisions of SFAS No. 131 beginning in the quarter ended June 30, 1998. The required disclosures for interim financial statements are presented below.

     The Company operates principally in two segments, Engineering and Information Technologies (Engineering/IT), and technology-based training, which it operates through its wholly owned subsidiary, Interactive Media Corp. (Interactive Media). The Engineering/IT segment serves primarily the needs of the Department of Defense while the Interactive Media segment targets both government and commercial customers. Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statements of earnings, and intersegment sales.

     The following tables present information about the Company's segments for the quarters ended June 30, 1998 and June 30, 1997.


       June 30, 1998
       (amounts in thousands)            Engineering/IT    Interactive Media    Eliminations      Consolidated
       -------------------------------------------------------------------------------------------------------
       Sales to unaffiliated customers     $  34,639            $  6,681               --            $ 41,320
       Intersegment sales                        226                  33            (259)                  --
       -------------------------------------------------------------------------------------------------------
                                           $  34,865            $  6,714            (259)            $ 41,320
       =======================================================================================================
       Operating earnings                  $   2,134            $    335               --            $  2,469
       -------------------------------------------------------------------------------------------------------
            Interest expense                                                                               84
            Interest income                                                                               (14)
            Other, net                                                                                    312
       -------------------------------------------------------------------------------------------------------
                                                                                                          382
       -------------------------------------------------------------------------------------------------------
            Earnings before income
            taxes                                                                                    $  2,087

       =======================================================================================================



       June 30, 1997
       (amounts in thousands)            Engineering/IT    Interactive Media    Eliminations      Consolidated
       -------------------------------------------------------------------------------------------------------
       Sales to unaffiliated customers     $  33,280            $  4,170              --           $  37,450
       Intersegment sales                         --                  13             (13)

                                                                                                          --
       -------------------------------------------------------------------------------------------------------
                                           $  33,280            $  4,183             (13)          $  37,450
       =======================================================================================================
       Operating earnings                  $   1,680            $    163              --           $   1,843
       -------------------------------------------------------------------------------------------------------
            Interest expense                                                                               31
            Interest income                                                                               (18)
            Equity in loss of joint
                 venture                                                                                   12
            Other, net                                                                                    206
       -------------------------------------------------------------------------------------------------------
                                                                                                          231
       -------------------------------------------------------------------------------------------------------
       Earnings before income
       taxes                                                                                       $    1,612
       =======================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     A summary of comparative results for the quarters ended June 30, 1998 and June 30, 1997 is as follows:

                           THREE MONTHS ENDED JUNE 30

                                                                                                  PERCENT
                                                1998                     1997                     CHANGE
                                             ---------                 ---------                  ------

Revenue
   Engineering/IT                              $34,639                   $33,280                    4.1%
   Interactive Media                             6,681                     4,170                   60.2%
                                             ---------                 ---------                  ------
   Total                                        41,320                    37,450                   10.3%

Operating earnings
   Engineering/IT                                2,134                     1,680                   27.0%
   Interactive Media                               335                       163                  105.5%
                                             ---------                 ---------                  ------
   Total                                         2,469                     1,843                   34.0%

Earnings before income taxes                     2,087                     1,612                   29.5%

Net earnings                                   $ 1,168                   $   916                   27.5%
                                              ========                   =======                   =====

Basic earnings per common share               $   0.32                   $  0.27                   18.5%
                                              ========                   =======                   =====

Diluted earnings per common
  and common equivalent share                 $   0.28                   $  0.25                   12.0%
                                              ========                   =======                   =====


     Revenue increased 10.3% to $41.3 million for the three months ended June 30, 1998 (the first quarter of fiscal 1999) from $37.5 million for the three months ended June 30, 1997. The revenue increase was attributable to growth in both the Company's Engineering/IT business and in its Interactive Media technology based training business. For the first quarter of fiscal 1999, the Company's Engineering/IT revenue grew 4.1% to $34.6 million from $33.3 million for the first quarter of fiscal 1998. Interactive Media's revenue increased 60.2% to $6.7 million in the first quarter of fiscal 1999, from $4.2 million for the first quarter of fiscal 1998. Interactive Media's commercial revenue increased 59.7% to $4.8 million for the three months ended June 30, 1998. The commercial revenue increase was due in part to the acquisition of UP, Inc. in November 1997.

     Operating earnings increased 34% for the three months ended June 30, 1998 to $2.5 million from $1.8 million for the three months ended June 30, 1997. Operating earnings as a percentage of revenue (operating margin) increased to 6.0% compared with 4.9% in the previous year comparable quarter. Operating margin for Engineering/IT increased to 6.2% in the current quarter from 5.0% for last year's first quarter. Improved cost controls, good performance on fixed price contracts and higher margins on commercial information technology projects all contributed to the increase. Operating margin for Interactive Media during the current quarter increased to 5.0% from 3.9% a year ago. The increase was due in part to higher fees earned on projects and in part to a decrease in indirect expenses as a percentage of revenue due to the revenue growth. While operating margin was higher than in the first quarter last year, it was negatively affected by an increase in sales expenses. During the quarter, Interactive Media added two sales people, increasing its sales staff to twelve people.

     Total other expenses as a percentage of revenue increased to 0.9% for the quarter ended June 30, 1998 as compared with 0.6% in the prior year first quarter. Interest expense increased in the first quarter of fiscal 1999 as a result of an increase in borrowings under the Company's Revolving Credit Agreement due in part to an increase in contract receivables as discussed more fully below in "Liquidity and Capital Resources". Other net expense increased in the first quarter of fiscal 1999 primarily due to an increase in amortization of goodwill associated with the Company's fiscal 1998 acquisitions.

     Earnings before income taxes increased 29.5% to $2.1 million in the first quarter of fiscal 1999 from $1.6 million in the first quarter of fiscal 1998. The Company's effective tax rate was 44.0% for the three-month period ended June 30, 1998 compared with 43.2% for the three-month period ended June 30, 1997. The higher effective tax rate in the current quarter was due primarily to an increase in nondeductible amortization of goodwill associated with the Company's acquisitions.

     Net earnings for the first quarter of fiscal 1999 increased 27.5% to $1.2 million from $916 thousand in the first quarter of fiscal 1998. The revenue increase and operating margin increase both contributed to the net earnings increase.

     Basic earnings per common share increased 18.5% to $0.32 for the first quarter of fiscal 1999 compared with $0.27 for the first quarter of fiscal 1998. Diluted earnings per common and common equivalent share increased 12.0% to $0.28 for the first quarter of fiscal 1999 compared with $0.25 for the first quarter of fiscal 1998.

     The weighted average number of common shares used to compute basic earnings per share increased to 3.6 million for the current fiscal quarter compared with
3.4 million in the fiscal 1998 first quarter. The weighted average number of common and common equivalent shares used to compute diluted earnings per share increased to 4.0 million for the current quarter from 3.6 million in the fiscal 1998 first quarter. The increase was due primarily to the exercise of stock options, an increase in the number of stock options outstanding and a higher average stock price, offset in part by the repurchase of the Company's shares as discussed more fully below in "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of fiscal 1999, net cash used by operating activities was $2.0 million. The net cash decrease resulted primarily from an increase in contract receivables and a decrease in accounts payable and accrued expenses.

     Contract receivables totaled $27.7 million at June 30, 1998, $25.6 million at March 31, 1998, and $23.9 million at June 30, 1997 and represented 42%, 40% and 43%, respectively, of total assets at each of those dates. The average period for payment to the Company was 61 days at June 30, 1998, 54 days at March 31, 1998 and 58 days at June 30, 1997. The increase in collection period between March 1998 and June 1998 was primarily the result of an increase in unbilled receivables under the Company's firm fixed price contracts that are billable only upon completion of work and government delays in processing invoices associated with the Company's acquisitions.

     Net cash used in investing activities for the first quarter of fiscal 1999 totaled $867 thousand. The primary use of cash was for the purchase of equipment.

     Net cash provided by financing activities in the first quarter of fiscal 1999 totaled $2.0 million. The primary source of cash from financing activities was proceeds provided under the Company's revolving credit agreement. The primary use of cash from financing activities was for the payment of dividends and the repurchase of the Company's common shares. On May 31, 1997, the Company announced it had expanded its share repurchase program. The Company's Board authorized the repurchase of an additional 450,000 shares or a total of up to 750,000 shares in amounts and at times and prices to be determined by the Company's management. Since the program was initiated in March 1996, the Company has repurchased 383,400 shares. Since March 31, 1998, the Company has repurchased 26,900 shares under this repurchase program at current market prices on the dates of purchase. There are approximately 3.6 million shares outstanding at June 30, 1998.

     Any capital needs not satisfied by cash generated from operations were, and in the future will be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at June 30, 1998 was $20.0 million. As of June 30, 1998 the Company had borrowings totaling $3.2 million. There were no borrowings under the Company's revolving credit agreement at March 31, 1998 or June 30, 1997.

     It is anticipated that the Company's existing cash, together with funds generated from operations and available borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

     As of June 30, 1998, the Company does not have any major capital commitments.

     The Company believes that inflation has not had a material effect on its business.

YEAR 2000

     The Company has completed an assessment of its computer systems and has identified the systems that will be affected by the "Year 2000" issue. The Company has completed a plan for corrective action, including modification or replacement of certain systems. The Company presently believes that, with modifications to existing software and conversions to new software, the "Year 2000" issue will not pose significant operational problems for the Company's computer systems. The total cost of modification and replacement of affected systems is not expected to have a material effect on the Company's financial position or results of operations.

     The "Year 2000" issue also creates risk for the Company from unforeseen problems from third parties with whom the Company deals. The Company is in the process of contacting its key suppliers, customers, and other third parties to determine the possible impact on its business. There can be no assurance that their "Year 2000" solutions will be successful. If third parties do not convert their systems in a timely manner, it could have a material impact on the Company's ability to conduct its business.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements are set forth in the paragraphs above that discuss the Company's backlog, liquidity, capital resources, and "Year 2000" conversion. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: general economic conditions, Navy program funding priorities, budget reductions in defense programs, delays in the development and acceptance of new commercial products, pricing pressures from competitors and/or customers, and third party failures to complete the "Year 2000" conversions in a timely manner. A more complete discussion of business risk factors is included in the Company's Form 10-K for the year ended March 31, 1998.

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


ITEM 1.           LEGAL PROCEEDINGS

                  NONE.

ITEM 2.           CHANGES IN SECURITIES

                  NONE.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.

ITEM 5.           OTHER INFORMATION

                     AS DISCLOSED IN THE COMPANY'S PROXY STATEMENT DATED JULY 1,
                  1998 AND DISTRIBUTED IN CONNECTION WITH THE COMPANY'S 1998 ANNUAL MEETING OF SHAREHOLDERS, ANY SHAREHOLDER DESIRING TO PRESENT A PROPOSAL AT THE 1999 ANNUAL MEETING OF SHAREHOLDERS AND WISHING TO HAVE THAT PROPOSAL INCLUDED IN THE PROXY STATEMENT FOR THAT MEETING MUST SUBMIT SUCH PROPOSAL IN WRITING TO THE SECRETARY OF THE COMPANY IN TIME TO BE RECEIVED BY MARCH 3, 1999.

                     PROXIES TO BE SOLICITED BY THE BOARD OF DIRECTORS OF THE
                  COMPANY FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS WILL CONFER DISCRETIONARY AUTHORITY TO VOTE ON ANY SHAREHOLDER PROPOSAL UNLESS EITHER (1) THE COMPANY RECEIVES NOTICE OF SUCH PROPOSAL NO LATER THAN MAY 18, 1999 OR (2) SUCH PROPOSAL IS INCLUDED IN THE BOARD OF DIRECTORS' PROXY MATERIAL FOR THAT MEETING AS DESCRIBED IN THE PRECEDING PARAGRAPH.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   EXHIBITS

                       11      EARNINGS PER SHARE CALCULATION

                       27       FINANCIAL DATA SCHEDULES
                               -    FOR QUARTER ENDED 6/30/98
                               -    RESTATED FOR QUARTER ENDED 6/30/97

                  B.   REPORTS ON FORM 8-K

                       NONE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ANALYSIS & TECHNOLOGY, INC.


Date:          August 12, 1998            /s/Gary P. Bennett
      ------------------------            --------------------------
                                          Gary P. Bennett
                                          President and CEO



Date:         August 12, 1998             /s/David M. Nolf
      ------------------------            --------------------------
                                          David M. Nolf
                                          Executive Vice President

                                  EXHIBIT INDEX



Exhibit Number    Description of Documents


        11        Earnings Per Share Calculation

        27        Financial Data Schedules

                  -   For quarter ended June 30, 1998
                  -   Restated for quarter ended June 30, 1997