Form 10-Q
period 1998-09-30
ANALYSIS & TECHNOLOGY INC
filed 1998-11-13
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 1998


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

     As of the close of business on November 10, 1998, the registrant had outstanding 3,627,384 shares of Common Stock.

                                    CONTENTS



                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.         FINANCIAL STATEMENTS                            1

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS                                      7

         ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK                              10


PART II. OTHER INFORMATION REQUIRED IN REPORT

         ITEM 1.         LEGAL PROCEEDINGS                             11

         ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS     11

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES               11

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS                            11-12

         ITEM 5.         OTHER INFORMATION                             12

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K              12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,

                                        1998        1997        1998        1997
                                        ----        ----        ----        ----
Revenue                               $ 41,132    $ 38,157    $ 82,452    $ 75,607

Costs & expenses                        38,730      36,709      77,581      72,316
                                      --------    --------    --------    --------

     Operating earnings                  2,402       1,448       4,871       3,291
                                      --------    --------    --------    --------

Other deductions (income):
     Interest expense                      126          72         210         103
     Interest income                       (58)        (43)        (72)        (61)
     Gain on sale of joint venture        --        (1,591)       --        (1,591)
     Equity in income of
       joint venture                      --           (17)       --            (5)
     Other, net                            258         198         570         404
                                      --------    --------    --------    --------
                                           326      (1,381)        708      (1,150)
                                      --------    --------    --------    --------

Earnings before income taxes             2,076       2,829       4,163       4,441

Income taxes                               918       1,745       1,837       2,441
                                      --------    --------    --------    --------
     Net earnings                     $  1,158    $  1,084    $  2,326    $  2,000
                                      ========    ========    ========    ========


Basic earnings per common share       $   0.32    $   0.31    $   0.64    $   0.58
                                      --------    --------    --------    --------
Diluted earnings per common share     $   0.29    $   0.28    $   0.57    $   0.54
                                      ========    ========    ========    ========

Weighted average shares outstanding

     Basic                               3,616       3,513       3,620       3,479
     Diluted                             3,999       3,766       4,038       3,660


See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         ASSETS                                  SEPTEMBER 30, 1998 (UNAUDITED)          MARCH 31, 1998
         ------                                  ------------------------------          --------------
Current assets:
     Cash and cash equivalents                              $  --                            $   954
     Contract receivables                                    26,906                           25,637
     Notes and other receivables                              1,239                              665
     Prepaid expenses                                         3,740                              832
                                                            -------                          -------
         Total current assets                                31,885                           28,088

Property, buildings, and equipment, net                      14,978                           14,886

Other assets:
     Goodwill, net of accumulated amortization               15,745                           15,402
     Product development costs, net
       of accumulated amortization                              424                              302
     Deferred Compensation Plan investments                   3,794                            3,467
     Notes receivable                                           452                              539
     Deposits and other                                         466                              505
     Deferred income taxes                                     --                                420
                                                            -------                          -------
                                                             20,881                           20,635
                                                            -------                          -------

     TOTAL ASSETS                                           $67,744                          $63,609
                                                            =======                          =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt                 $   337                          $   329
     Accounts payable                                           584                              439
     Accrued expenses                                        11,356                           11,350
     Dividends payable                                         --                                766
     Deferred income taxes                                      792                              749
                                                            -------                          -------
         Total current liabilities                           13,069                           13,633

Long-term debt, excluding current installments                3,941                            2,161
Deferred income taxes                                           767                             --
Other long-term liabilities                                   3,814                            3,468
                                                            -------                          -------
     TOTAL LIABILITIES                                       21,591                           19,262
                                                            -------                          -------

Shareholders' equity:
     Common stock, $.083 stated value
       Authorized 11,250,000 shares; issued
       and outstanding, 3,623,784 shares at
       September 30, 1998 and 3,614,537
       shares at March 31, 1998                                 302                              301
     Additional paid-in capital                               8,407                            8,928
     Retained earnings                                       37,444                           35,118
                                                            -------                          -------
     TOTAL SHAREHOLDERS' EQUITY                              46,153                           44,347
                                                            -------                          -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $67,744                          $63,609
                                                            =======                          =======


See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                                          SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                                                          ------------------            ------------------
OPERATING ACTIVITIES:
     Net earnings                                                               $ 2,326                       $ 2,000
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO
       NET CASH PROVIDED BY OPERATIONS:
       Gain on sale of joint venture                                               --                          (1,591)
       Equity in income of joint venture                                           --                             (17)
       New product development write-off                                           --                             281
       Depreciation and amortization of property,
       buildings and equipment                                                    1,192                         1,181
       Amortization of goodwill                                                     460                           291
       Amortization of product development costs                                     88                            74
       Provision for deferred income taxes                                        1,230                          (369)
       Loss on sale of equipment                                                     12                            92
       Decrease (increase) in:
          Contract receivables                                                   (1,269)                       (2,079)
          Notes and other receivables                                              (487)                          105
          Prepaid expenses                                                       (2,908)                         (275)
          Other assets                                                             (288)                         (245)
       Increase (decrease) in:
          Accounts payable and accrued expenses                                     151                           837
          Other long-term liabilities                                               346                           230
                                                                                -------                       -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 853                           515
                                                                                -------                       -------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                             (1,299)                       (1,102)
     Product development costs                                                     (210)                          (33)
     Proceeds from the sale of equipment                                              3                             4
     Proceeds from sale of joint venture                                             --                          3,000
     Acquisition of business units (net of cash acquired)                          (803)                         (423)
                                                                                -------                       -------
          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                       (2,309)                        1,446
                                                                                -------                       -------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                           1,950                          --
     Repayments of long-term debt                                                  (162)                         (153)

     Proceeds from sale of common stock                                              26                           966
     Repurchase of common stock                                                    (546)                         (442)
     Dividends paid                                                                (766)                         (693)
                                                                                -------                       -------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          502                          (322)
                                                                                -------                       -------

Increase (Decrease) in cash and cash equivalents                                   (954)                        1,639
          CASH AND CASH EQUIVALENTS:
           Beginning of period                                                      954                         2,977
                                                                                -------                       -------
           End of period                                                        $  --                         $ 4,616
                                                                                =======                       =======


     See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

2. In the third quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, for calculating earnings per share (EPS). Statement 128 requires the disclosure of basic EPS, which is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding at the end of the period. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. The Company has restated EPS data for the quarter and six-month periods ended September 30, 1997 as required by Statement
         128. Options to purchase 16,500 and 1,750 shares of common stock as of September 30, 1998 and March 31, 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

3. On December 19, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend distributed on January 29, 1998 to shareholders of record as of the close of business on January 2, 1998. All references in the financial statements and schedules to average number of shares outstanding and per share amounts have been restated to reflect the stock split.

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

         The Company operates principally in two segments, Engineering and Information Technologies (Engineering/IT), and technology-based training, which it develops through its wholly owned subsidiary, Interactive Media Corp. (Interactive Media). The Engineering/IT segment serves primarily the needs of the Department of Defense while the Interactive Media segment targets both government and commercial customers. Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statements of earnings, and intersegment sales.

     The following tables present information about the Company's segments for the quarters and six-month periods ended September 30, 1998 and September 30, 1997.



     (Unaudited)
     Quarter ended
     September 30, 1998
     (amounts in thousands)          Engineering/IT   Interactive Media   Eliminations      Consolidated
     ----------------------          --------------   -----------------   ------------      ------------
Sales to unaffiliated customers         $ 34,945          $  6,187          $   --            $ 41,132
Intersegment sales                           521                48              (569)             --
                                        --------          --------          --------          --------
                                        $ 35,466          $  6,235          $   (569)         $ 41,132
                                        --------          --------          --------          --------
                                        --------          --------          --------          --------
Operating earnings                      $  2,230          $    172              --            $  2,402
                                        --------          --------          --------          --------
     Interest expense                                                                              126
     Interest income                                                                               (58)
     Other, net                                                                                    258
                                        --------          --------          --------          --------
                                                                                                   326
                                        --------          --------          --------          --------
     Earnings before income
     taxes                                                                                    $  2,076
                                        --------          --------          --------          --------
                                        --------          --------          --------          --------


     (Unaudited)
     Six months ended
     September 30, 1998
     (amounts in thousands)       Engineering/IT   Interactive Media    Eliminations   Consolidated
     ----------------------       --------------   -----------------    ------------   ------------
Sales to unaffiliated customers      $ 69,584          $ 12,868           $   --         $ 82,452
Intersegment sales                        747                81               (828)           --
                                     --------          --------           --------       --------
                                     $ 70,331          $ 12,949           $   (828)      $ 82,452
                                     --------          --------           --------       --------
                                     --------          --------           --------       --------
Operating earnings                   $  4,364          $    507           $   --         $  4,871
                                     --------          --------           --------       --------
     Interest expense                                                                         210
     Interest income                                                                          (72)
     Other, net                                                                               570
                                     --------          --------           --------       --------
                                                                                              708
                                     --------          --------           --------       --------
     Earnings before income
    taxes                                                                                $  4,163
                                     --------          --------           --------       --------
                                     --------          --------           --------       --------

     (Unaudited)
     Quarter ended
     September 30, 1997
     (amounts in thousands)           Engineering/IT   Interactive Media   Eliminations    Consolidated
     ----------------------           --------------   -----------------   ------------    ------------
Sales to unaffiliated customers          $ 34,471          $  3,686          $   --          $ 38,157
Intersegment sales                            199                 9              (208)           --
                                         --------          --------          --------        --------
                                         $ 34,670          $  3,695          $   (208)       $ 38,157
                                         --------          --------          --------        --------
                                         --------          --------          --------        --------
Operating earnings                       $  1,370          $     78          $   --          $  1,448
                                         --------          --------          --------        --------
     Interest expense                                                                              72
     Interest income                                                                              (43)
     Gain on sale of joint                                                                     (1,591)
          venture
     Equity in income of joint                                                                    (17)
          venture
     Other, net                                                                                   198
                                         --------          --------          --------        --------
                                                                                               (1,381)
                                         --------          --------          --------        --------
     Earnings before income
     taxes                                                                                   $  2,829
                                         --------          --------          --------        --------
                                         --------          --------          --------        --------


     (Unaudited)
     Six months ended
     September 30, 1997
     (amounts in thousands)              Engineering/IT    Interactive Media     Eliminations     Consolidated

Sales to unaffiliated customers            $ 67,751            $  7,856            $   --            $ 75,607
Intersegment sales                              199                  22                (221)              --

                                           --------            --------            --------          --------
                                           $ 67,950            $  7,878            $   (221)         $ 75,607
                                           --------            --------            --------          --------
                                           --------            --------            --------          --------
Operating earnings                         $  3,050            $    241            $   --            $  3,291
                                           --------            --------            --------          --------
     Interest expense                                                                                     103
     Interest income                                                                                      (61)
     Gain on sale of joint
          venture                                                                                      (1,591)
     Equity in income of joint
          venture                                                                                          (5)
     Other, net                                                                                           404
                                           --------            --------            --------          --------
                                                                                                       (1,150)
                                           --------            --------            --------          --------
     Earnings before income
     taxes                                                                                           $  4,441
                                           --------            --------            --------          --------
                                           --------            --------            --------          --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarter and six-month periods ended September 30, 1998 and September 30, 1997 is provided below. Results for the prior year periods include a one-time after tax gain of $405,000 related to the sale of the Company's interest in Automation Software, Inc. (ASI) in July 1997, and a one-time after tax charge of $318,000 for the write-off of capitalized software development and related costs. The net effect of the ASI gain and the software charges was an after tax gain of $87,000. The comparisons in this discussion and analysis exclude these non-recurring items.

                                   (UNAUDITED)
                         THREE MONTHS ENDED SEPTEMBER 30
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                       (EXCLUDING NON-
                                                   (INCLUDING NON-   (EXCLUDING NON-   RECURRING ITEMS)
                                                   RECURRING ITEMS)  RECURRING ITEMS)     PERCENT
                                       1998              1997              1997           CHANGE
                                       ----              ----              ----           ------
Revenue
     Engineering/IT                  $34,945           $34,471           $34,471            1.4%
     Interactive Media                 6,187             3,686             3,686           67.9%
                                     -------           -------           -------
     Total                            41,132            38,157            38,157            7.8%

Operating earnings
     Engineering/IT                    2,230             1,370             1,900           17.4%
     Interactive Media                   172                78                78          120.5
                                     -------           -------           -------
     Total                             2,402             1,448             1,978           21.4%

Earnings before income taxes           2,076             2,829             1,768           17.4%

Net earnings                           1,158             1,084               997           16.1%

Basic earnings per common share         0.32              0.31              0.29           10.3%

Diluted earnings per common share       0.29              0.28              0.26           11.5%


                                   (UNAUDITED)
                          SIX MONTHS ENDED SEPTEMBER 30
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                           (EXCLUDING NON-
                                                    (INCLUDING NON-     (EXCLUDING NON-    RECURRING ITEMS)
                                                    RECURRING ITEMS)    RECURRING ITEMS)       PERCENT
                                        1998              1997                1997              CHANGE
                                        ----              ----                ----              ------
Revenue
     Engineering/IT                   $69,584           $67,751             $67,751               2.7%
     Interactive Media                 12,868             7,856               7,856              63.8%
                                      -------           -------             -------
     Total                             82,452            75,607              75,607               9.1%

Operating earnings
     Engineering/IT                     4,364             3,050               3,580              21.9%
     Interactive Media                    507               241                 241             110.4%
                                        ------           -------             -------
     Total                              4,871             3,291               3,821              27.5%

Earnings before income taxes            4,163             4,441               3,380              23.2%

Net earnings                            2,326             2,000               1,913              21.6%

Basic earnings per common share          0.64              0.58                0.55              16.4%

Diluted earnings per common share        0.57              0.54                0.52               9.6%

     Revenue increased 7.8% to $41.1 million for the three months ended September 30, 1998 from $38.2 million for the three months ended September 30, 1997. For the six-month period ended September 30, 1998 (the first six months of fiscal 1999), revenue increased 9.1% to $82.5 million compared with $75.6 million in the first six months of fiscal 1998. Revenue for the Company's Engineering/IT business grew 1.4% to $35.0 million for the second quarter of fiscal 1999 from $34.5 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999, the Company's Engineering/IT business grew 2.7% to $69.6 million from $67.8 million for the first six months of fiscal 1998. Interactive Media's revenue increased 67.9% to $6.2 million for the second quarter of fiscal 1999 from $3.7 million for the second quarter of fiscal 1998. For the first six-months of fiscal 1999, Interactive Media's revenue increased 63.8% to $12.9 million from $7.9 million for the first six months of fiscal 1998. This revenue increase was due in part to the acquisition of UP, Inc. in November 1997.

     For the quarter and six-month period ended September 30, 1998, operating earnings were $2.4 million and $4.9 million, respectively, compared with $2.0 million and $3.8 million, respectively, in the comparable quarter and six-month period ended September 30,1997.

     Operating earnings as a percentage of revenue (operating margin) increased to 5.8% for the current quarter and 5.9% for the six-month period ended September 30, 1998 compared with 5.2% and 5.1%, respectively, for the prior quarter and six-month period ended September 30, 1997. Operating margin for Engineering/IT increased to 6.4% in the second quarter of fiscal 1999 from 5.5% in the second quarter of fiscal 1998. For the first six months of fiscal 1999, operating margin for Engineering/IT increased to 6.3% from 5.3% for the first six months of fiscal 1998. Improved cost controls and good performance on contracts contributed to the Engineering/IT increase. Operating margin in the current quarter for Interactive Media increased to 2.8% from 2.1% in the prior year quarter. For the first six months of fiscal 1999 operating margin for Interactive Media increased to 3.9% from 3.1% in the first six-month period of fiscal 1998. The increase was due in part to higher fees earned on projects and in part to a decrease in indirect expenses as a percentage of revenue due to the revenue growth. While operating margins were higher for the current quarter and six-month period, they were negatively affected by an increase in sales expenses. During the first quarter of fiscal 1999, Interactive Media added two sales people, increasing its sales staff to twelve people. The increase in sales expenses will negatively affect margin until revenue increases, and indirect expenses become a smaller percentage of revenue. In addition, during the quarter a project startup was delayed due to a customer's labor strike, reducing revenue and increasing indirect labor, and work on another project was extended, increasing labor costs on that project.

     Total other expenses as a percentage of revenue, was 0.8% for the current quarter, compared to 0.6% for the prior year quarter. For the six-months ended September 30, 1998, total other expenses as a percentage of revenue was 0.9% compared with 0.6% for the six-month period ended September 30, 1997. For both the current quarter and six-month period ended September 30, 1998, interest expense increased as a result of increased borrowing under the Company's revolving credit agreement due in part to the acquisitions the Company has made. Other net expenses also increased in the second quarter and six-month period ended September 30, 1998 primarily due to an increase in amortization of goodwill associated with the Company's recent acquisitions.

     Earnings before income taxes increased 17.4% to $2.1 million for the second quarter of fiscal 1999 from $1.8 million in the second quarter of fiscal 1998. For the first six months of fiscal 1999, earnings before income taxes increased 23.2% to $4.2 million from $3.4 million for the same period in the prior fiscal year. The increases for the quarter and six-month periods were due largely to higher revenue and improved margins.

     The Company's effective tax rates on earnings were 44.2% for the second quarter and 44.1% for the first six months of fiscal 1999 compared with 43.6% and 43.4% for the second quarter and first six months of fiscal 1998. The higher tax rate is primarily due to the increase in amortization of goodwill, most of which is not deductible for tax purposes.

     Net earnings for the second quarter of fiscal 1999 were $1.2 million, compared with $1.0 million for the prior fiscal year quarter, an increase of 16.1%. For the first six months of fiscal 1999, net earnings were $2.3 million compared to net earnings for the first six months of fiscal 1998 of $1.9 million, an increase of 21.6%.

     Basic earnings per share increased 10.3% to $0.32 for the second quarter of fiscal 1999 compared with $0.29 for the second quarter of fiscal 1998. For the six-month period ended September 30, 1998, basic earnings per common share increased 16.4% to $0.64 compared with $0.55 for the prior year. Diluted earnings per common share increased 11.5% to $0.29 for the current quarter compared with $0.26 for the prior year quarter. For the six-month period ended September 30, 1998, diluted earnings per share increased 9.6% to $0.57 compared to $0.52 in the prior year.

     The weighted average number of common shares used to compute basic earnings per share increased to 3.6 million for the second quarter and first six months of fiscal 1999 compared with 3.5 million in the second quarter and first six months of fiscal 1998. The weighted average number of common shares used to compute diluted earnings per share increased to 4.0 million for the current quarter and six-month period compared with 3.8 million and 3.7 million for the corresponding quarter and six-month period of fiscal 1998. The increase was due primarily to the exercise of stock options, an increase in the number of stock options outstanding, and a higher average stock price, offset in part by the repurchase of the Company's shares as discussed more fully below in "Liquidity and Capital Resources".

LIQUIDITY & CAPITAL RESOURCES

     For the six-month period ended September 30, 1998, net cash provided by operating activities totaled $853 thousand. Cash generated by net earnings, after consideration of non-cash charges for depreciation, was offset in part by an increase in prepaid expenses, primarily federal taxes, and by an increase in contract receivables of $1.3 million.

     Contract receivables totaled $26.9 million, $25.6 million and $26.8 million as of September 30, 1998, March 31, 1998, and September 30, 1997 and represented 40% as of September 30, 1998 and March 31, 1998 and 44% as of September 30, 1997 of total assets at each of those dates. The average period for payment to the Company was 60 days at September 30, 1998, 54 days at March 31, 1998 and 64 days as of September 30, 1997. The collection period is in the normal range for the Company.

     Net cash used by investing activities for the six-months ended September 30, 1998 was $2.3 million. The primary use of this cash was for the purchase of equipment and for acquisitions.

     Net cash provided by financing activities for the first six months of fiscal 1998 totaled $502 thousand. The primary source of cash from financing activities was proceeds from long-term borrowing. Uses of cash included repurchase of the Company's common shares. On May 31, 1997, the Company announced that it had expanded its share repurchase program. The Company's Board of Directors authorized the repurchase of an additional 450,000 shares or a total of up to 750,000 shares in amounts and at times and prices to be determined by the Company's management. Since the program was initiated in March 1996, the Company has repurchased 399,400 shares. Since March 31, 1998 the Company has repurchased 42,900 shares under this repurchase program at current market prices on the dates of purchase. There are approximately 3.6 million shares outstanding.

     Any capital needs not satisfied by cash generated from operations were, and in the future are expected to be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at September 30, 1998 was $20.0 million. There was no borrowing under the Company's revolving credit agreement at September 30, 1997 and March 31, 1998. Borrowing under the Company's revolving credit agreement was $2.0 million at September 30, 1998.

     It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

     The Company believes that inflation has not had a material effect on its business.

YEAR 2000

     The Company has completed its assessment of its computer systems and has identified the systems that will be affected by the "Year 2000" issue. The Company has completed a plan for corrective action, including modification or replacement of certain systems which should be completed by April 1, 1999. The Company presently believes that, with modifications to existing software and conversions to new software and the replacement of personal computers at the end of their lease term in accordance with the Company's standard practice, the "Year 2000" issue will not pose significant operational problems for the Company's computer systems. The total cost of modification and replacement of affected systems is not expected to have a material effect on the Company's financial position or results of operations.

     The "Year 2000" issue also creates risk for the Company from unforeseen problems from third parties with whom the Company deals. The Company has contacted its key suppliers, customers, and other third parties to determine the possible impact on its business. While no significant issues were identified, there can be no assurance that their "Year 2000" solutions will be successful. If third parties do not convert their systems in a timely manner it could have a material impact on the Company's ability to conduct its business.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward looking statements set forth in the paragraphs above that discuss the Company's liquidity and capital resources and "Year 2000" conversion. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: general economic conditions, Navy program funding priorities, budget reductions in defense programs, delays in the development and acceptance of new commercial products and pricing pressures from competitors, and third party failures to complete the "Year 2000" conversions in a timely manner and/or customers. A more complete discussion of business risk factors is included in the Company's Form 10-K for the year ended March 31, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                  PART II. OTHER INFORMATION REQUIRED IN REPORT


ITEM 1.           LEGAL PROCEEDINGS

                  NONE.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  a.       NONE.

                  b.       NONE.

                  c. ON AUGUST 21, 1998, THE COMPANY MERGED ITS SUBSIDIARY, INTEGRATED PERFORMANCE DECISIONS, INC. ("IPD") INTO ITSELF. UPON CONSUMMATION OF THIS MERGER, THE ONE PERSON OTHER THAN THE COMPANY WHO OWNED IPD STOCK RECEIVED AN AGGREGATE OF 2,850 SHARES OF THE COMPANY'S COMMON STOCK IN A TRANSACTION THAT WAS NOT REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). NO UNDERWRITER WAS USED IN CONNECTION WITH THIS TRANSACTION.

                           BASED ON THE FACT THAT ONLY ONE PERSON COULD AND DID ACQUIRE COMMON STOCK OF THE COMPANY AND THAT SUCH PERSON RECEIVED INFORMATION MEETING THE REQUIREMENTS OF RULE 502(b) UNDER THE SECURITIES ACT, THE COMPANY RELIED ON THE EXEMPTION FROM REGISTRATION CONTAINED IN SECTION 4(2) OF THE SECURITIES ACT AND RULE 505 THEREUNDER.

                  d.       NOT APPLICABLE.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  THE 1998 ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON AUGUST 11, 1998.

                  THE FOLLOWING MATTERS WERE VOTED UPON AT THE MEETING AND THE VOTES CAST FOR, AGAINST OR WITHHELD, AS WELL AS THE NUMBER OF ABSTENTIONS AND BROKER NON-VOTES AS TO EACH SUCH MATTER, ARE AS FOLLOWS:

                           (1) ELECTION OF THE FOLLOWING INDIVIDUALS TO THE BOARD OF DIRECTORS:

                                                  TOTAL VOTES CAST           FOR                WITHHELD

                      LARRY M. FOX                    3,178,420            3,147,048              31,372
                      DAVID M. NOLF                   3,178,420            3,145,617              32,803
                      DENNIS G. PUNCHES               3,178,420            3,140,988              37,432


                      DIRECTORS WHOSE TERM OF OFFICE AS DIRECTOR CONTINUED AFTER THE MEETING:

                      GARY P. BENNETT
                      JAMES B. FOX
                      NELDA S. NARDONE
                      THURMAN F. NAYLOR

                           (2) RATIFICATION OF THE APPOINTMENT OF KPMG PEAT MARWICK AS INDEPENDENT AUDITORS OF THE COMPANY FOR FISCAL YEAR 1999: 3,118,144 FOR; 51,583 AGAINST; AND 8,693 ABSTAINED.

                           (3) APPROVAL OF THE ANALYSIS & TECHNOLOGY, INC. 1998 STOCK OPTION PLAN: 2,831,408 FOR; 318,530 AGAINST; 22,907 ABSTAINED; AND 5,575
                                    BROKER NON-VOTES.

                           (4) APPROVAL OF THE AMENDMENTS TO THE COMPANY'S CERTIFICATE OF INCORPORATION AND BY-LAWS REGARDING INDEMNIFICATION AND OTHER MATTERS RELATING TO THE NEW CONNECTICUT BUSINESS CORPORATION ACT: 3,146,773 FOR; 9,309 AGAINST; 16,763 ABSTAINED; AND 5,575 BROKER NON-VOTES.

ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.   EXHIBITS

                           3(i) CERTIFICATE OF INCORPORATION OF THE COMPANY, AS AMENDED TO AUGUST 12, 1998

                           3(ii) BY-LAWS OF THE COMPANY, AS AMENDED TO AUGUST 11, 1998

                           10 ANALYSIS & TECHNOLOGY, INC. 1998 STOCK OPTION PLAN (INCORPORATED BY REFERENCE TO EXHIBIT A TO THE COMPANY'S PROXY STATEMENT DATED JULY 1, 1998 (COMMISSION FILE NO. 0-14161))

                           11       EARNINGS PER SHARE CALCULATION

                           27       FINANCIAL DATA SCHEDULES

                                    -        FOR NINE MONTHS ENDED 9/30/98

                                    -        RESTATED FOR NINE MONTHS ENDED
                                             9/30/97

                  b.   REPORTS ON FORM 8-K

                       NONE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ANALYSIS & TECHNOLOGY, INC.


Date:          November 12, 1998   /s/Gary P. Bennett
      ---------------------------  ---------------------------------------------
                                   Gary P. Bennett
                                   President and CEO



Date:         November 12, 1998    /s/David M. Nolf
      ---------------------------  ---------------------------------------------
                                   David M. Nolf
                                   Executive Vice President/
                                   Chief Financial and Administrative Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED: SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER: 0-14161







                           ANALYSIS & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX



EXHIBIT NUMBER    DESCRIPTION OF DOCUMENTS

        3(i) CERTIFICATE OF INCORPORATION OF THE COMPANY, AS AMENDED TO AUGUST 12, 1998

        3(ii)     BY-LAWS OF THE COMPANY, AS AMENDED TO AUGUST 11, 1998

        10 ANALYSIS & TECHNOLOGY, INC. 1998 STOCK OPTION PLAN (INCORPORATED BY REFERENCE TO EXHIBIT A TO THE COMPANY'S PROXY STATEMENT DATED JULY 1, 1998 (COMMISSION FILE NO. 0-14161))

        11        EARNINGS PER SHARE CALCULATION

        27        FINANCIAL DATA SCHEDULES
                  - FOR NINE MONTHS ENDED 9/30/98
                  - RESTATED FOR NINE MONTHS ENDED 9/30/97