Form 10-Q
period 1998-12-31
ANALYSIS & TECHNOLOGY INC
filed 1999-02-16
CIK 310876

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    DECEMBER 31, 1998


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

     As of the close of business on February 9, 1999, the registrant had outstanding 3,651,489 shares of Common Stock.

                                    CONTENTS



                                                                            PAGE

PART I.      FINANCIAL INFORMATION

             ITEM 1.         FINANCIAL STATEMENTS                              1

             ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS                                        7

             ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK                                12


PART II.     OTHER INFORMATION REQUIRED IN REPORT

             ITEM 1.         LEGAL PROCEEDINGS                                13

             ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS        13

             ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                  13

             ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITY HOLDERS                                 13

             ITEM 5.         OTHER INFORMATION                                13

             ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                          --------------------------        --------------------------
                                            1998             1997             1998             1997
                                          ---------        ---------        ---------        ---------
Revenue                                   $  42,219        $  40,773        $ 124,671        $ 116,380

Costs & expenses                             39,536           38,466          117,117          110,782
                                          ---------        ---------        ---------        ---------

     Operating earnings                       2,683            2,307            7,554            5,598
                                          ---------        ---------        ---------        ---------

Other deductions (income):
     Interest expense                           166              105              377              208
     Interest income                             (4)             (32)             (76)             (93)
     Gain on sale of joint venture             --               --               --             (1,591)
     Equity in income of
       joint venture                           --               --               --                (17)
     Other, net                                 331              337              900              753
                                          ---------        ---------        ---------        ---------
                                                493              410            1,201             (740)
                                          ---------        ---------        ---------        ---------

Earnings before income taxes                  2,190            1,897            6,353            6,338

Income taxes                                    967              826            2,804            3,267
                                          ---------        ---------        ---------        ---------
     Net earnings                         $   1,223        $   1,071        $   3,549        $   3,071
                                          =========        =========        =========        =========


Basic earnings per common share           $    0.34        $    0.30        $    0.98        $    0.88
                                          ---------        ---------        ---------        ---------
Diluted earnings per common share         $    0.31        $    0.27        $    0.88        $    0.80
                                          =========        =========        =========        =========

Weighted average shares outstanding

     Basic                                    3,631            3,567            3,624            3,509
     Diluted                                  3,954            3,921            4,003            3,751





See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


         ASSETS                                            DECEMBER 31, 1998 (UNAUDITED)      MARCH 31, 1998
         ------                                            -----------------------------      --------------
Current assets:
     Cash and cash equivalents                                     $           247            $           954
     Contract receivables                                                   29,210                     25,637
     Notes and other receivables                                               802                        665
     Prepaid expenses                                                        1,421                        832
                                                                   ---------------            ---------------
         Total current assets                                               31,680                     28,088

Property, buildings, and equipment, net                                     14,917                     14,886

Other assets:
     Goodwill, net of accumulated amortization                              16,889                     15,402
     Product development costs, net
       of accumulated amortization                                             367                        302
     Deferred Compensation Plan investments                                  3,943                      3,467
     Notes receivable                                                          407                        539
     Deposits and other                                                        672                        505
     Deferred income taxes                                                     494                        420
                                                                   ---------------            ---------------
                                                                            22,772                     20,635
                                                                   ---------------            ---------------

     TOTAL ASSETS                                                  $        69,369            $        63,609
                                                                   ===============            ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt                        $           341            $           329
     Accounts payable                                                          545                        439
     Accrued expenses                                                        8,601                     11,350
     Dividends payable                                                        --                          766
     Deferred income taxes                                                     950                        749
                                                                   ---------------            ---------------
         Total current liabilities                                          10,437                     13,633

Long-term debt, excluding current installments                               7,024                      2,161
Other long-term liabilities                                                  3,964                      3,468
                                                                   ---------------            ---------------
     TOTAL LIABILITIES                                                      21,425                     19,262
                                                                   ---------------            ---------------

Shareholders' equity:
     Common stock, $.083 stated value
       Authorized 11,250,000 shares; issued and
       outstanding, 3,637,779 shares at
       December 31, 1998 and 3,614,537
       shares at March 31, 1998                                                303                        301
     Additional paid-in capital                                              8,974                      8,928
     Retained earnings                                                      38,667                     35,118
                                                                   ---------------            ---------------
     TOTAL SHAREHOLDERS' EQUITY                                             47,944                     44,347
                                                                   ---------------            ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $        69,369            $        63,609
                                                                   ===============            ===============






See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                                         DECEMBER 31, 1998      DECEMBER 31, 1997
                                                                         -----------------      -----------------
OPERATING ACTIVITIES:
     Net earnings                                                        $         3,549        $         3,071
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO
       NET CASH (USED) PROVIDED BY OPERATIONS:
       Gain on sale of joint venture                                                --                   (1,591)
       Equity in income of joint venture                                            --                      (17)
       New product development write-off                                            --                      281
       Depreciation and amortization of property,
          buildings and equipment                                                  1,748                  1,867
       Amortization of goodwill                                                      712                    492
       Amortization of product development costs                                     122                    108
       Provision for deferred income taxes                                           127                     87
       Loss on sale of equipment                                                      16                    117
       Decrease (increase) in:
          Contract receivables                                                    (3,573)                (2,900)
          Notes and other receivables                                                 (5)                   (50)
          Prepaid expenses                                                          (589)                   (28)
          Other assets                                                              (508)                  (376)
       Increase (decrease) in:
          Accounts payable and accrued expenses                                   (2,643)                  (178)
          Other long-term liabilities                                                496                    318
                                                                         ---------------        ---------------
          NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                          (548)                 1,201
                                                                         ---------------        ---------------

INVESTING ACTIVITIES:
     Additions to property, buildings, and equipment                              (1,703)                (2,126)
     Product development costs                                                      (187)                  (107)
     Proceeds from the sale of equipment                                               3                      9
     Proceeds from sale of joint venture                                            --                    3,000
     Acquisition of business units (net of cash acquired)                         (2,429)                (7,826)
                                                                         ---------------        ---------------
          NET CASH USED BY INVESTING ACTIVITIES                                   (4,316)                (7,050)
                                                                         ---------------        ---------------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                            5,120                  3,220
     Repayments of long-term debt                                                   (245)                  (233)
     Proceeds from sale of common stock                                              595                  1,261
     Repurchase of common stock                                                     (547)                  (683)
     Dividends paid                                                                 (766)                  (693)
                                                                         ---------------        ---------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                4,157                  2,872
                                                                         ---------------        ---------------

Decrease in cash and cash equivalents                                               (707)                (2,977)
          CASH AND CASH EQUIVALENTS:
           Beginning of period                                                       954                  2,977
                                                                         ---------------        ---------------
           End of period                                                 $           247        $          --
                                                                         ===============        ===============









     See accompanying notes to the consolidated financial statements.

                  ANALYSIS & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

2. Statement of Financial Accounting Standards SFAS No. 128, Earnings Per Share (EPS), requires the disclosure of basic EPS, which is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding at the end of the period. Diluted EPS, which gives effect to all dilutive potential common shares outstanding, is also required. Options to purchase 125,750, 1,750 and 177,150 shares of common stock as of December 31, 1998, March 31, 1998, and December 31, 1997 respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

3. On December 19, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend distributed on January 29, 1998 to shareholders of record as of the close of business on January 2, 1998. All references in the fiscal 1998 financial statements and schedules to average number of shares outstanding and per share amounts have been restated to reflect the stock split.

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

     The Company operates principally in two segments, Engineering and Information Technologies (Engineering/IT), and technology-based training, which it develops through its wholly-owned subsidiary, Interactive Media Corp. (Interactive Media). The Engineering/IT segment serves primarily the needs of the Department of Defense while the Interactive Media segment targets both government and commercial customers. Total revenue by segment includes both sales to unaffiliated customers, as reported in the Company's consolidated statements of earnings, and intersegment sales.

     The following tables present information about the Company's segments for the quarters and nine-month periods ended December 31, 1998 and December 31, 1997.



(Unaudited)
Quarter ended
December 31, 1998
(amounts in thousands)                     Engineering/IT        Interactive Media          Eliminations          Consolidated
------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers               $ 35,603                $  6,616                $   --                  $ 42,219
Intersegment sales                                 447                      14                    (461)                     --
------------------------------------------------------------------------------------------------------------------------------
                                              $ 36,050                $  6,630                $   (461)               $ 42,219
==============================================================================================================================
Operating earnings                            $  2,232                $    451                    --                  $  2,683
------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                                                                      166
     Interest income                                                                                                        (4)
     Other, net                                                                                                            331
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           493
------------------------------------------------------------------------------------------------------------------------------
     Earnings before income
     taxes                                                                                                            $  2,190
==============================================================================================================================






(Unaudited)
Nine months ended
December 31, 1998
(amounts in thousands)                     Engineering/IT          Interactive Media            Eliminations          Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers               $ 105,187                $  19,484                $    --                  $ 124,671
Intersegment sales                                1,194                       95                   (1,289)                      --
----------------------------------------------------------------------------------------------------------------------------------
                                              $ 106,381                $  19,579                $  (1,289)               $ 124,671
==================================================================================================================================
Operating earnings                            $   6,596                $     958                $    --                  $   7,554
----------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                                                                          377
     Interest income                                                                                                           (76)
     Other, net                                                                                                                900
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             1,201
----------------------------------------------------------------------------------------------------------------------------------
     Earnings before income
     taxes                                                                                                               $   6,353
==================================================================================================================================

(Unaudited)
Quarter ended
December 31, 1997
(amounts in thousands)                     Engineering/IT        Interactive Media          Eliminations          Consolidated
------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers               $ 35,649                $  5,124                $   --                  $ 40,773
Intersegment sales                                 392                      11                    (403)                     --
------------------------------------------------------------------------------------------------------------------------------
                                              $ 36,041                $  5,135                $   (403)               $ 40,773
==============================================================================================================================
Operating earnings                            $  1,910                $    397                $   --                  $  2,307
------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                                                                      105
     Interest income                                                                                                       (32)
     Gain on sale of joint                                                                                                --
          venture
     Equity in income of joint                                                                                            --
          venture
     Other, net                                                                                                            337
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           410
------------------------------------------------------------------------------------------------------------------------------
     Earnings before income
     taxes                                                                                                            $  1,897
==============================================================================================================================





(Unaudited)
Nine months ended
December 31, 1997
(amounts in thousands)                      Engineering/IT          Interactive Media          Eliminations           Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers               $ 103,400                $  12,980                $    --                  $ 116,380
Intersegment sales                                  591                       33                     (624)                      --
----------------------------------------------------------------------------------------------------------------------------------
                                              $ 103,991                $  13,013                $    (624)               $ 116,380
==================================================================================================================================
Operating earnings                            $   4,960                $     638                $    --                  $   5,598
----------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                                                                          208
     Interest income                                                                                                           (93)
     Gain on sale of joint                                                                                                  (1,591)
          venture
     Equity in income of joint                                                                                                 (17)
          venture
     Other, net                                                                                                                753
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              (740)
----------------------------------------------------------------------------------------------------------------------------------
     Earnings before income
     taxes                                                                                                               $   6,338
==================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A summary of comparative results for the quarter and nine-month periods ended December 31, 1998 and December 31, 1997 is provided below. Results for the prior year nine-month period include a one-time after tax gain of $405,000 related to the sale of the Company's interest in Automation Software, Inc. (ASI) in July 1997, and a one-time after tax charge of $318,000 for the write-off of capitalized software development and related costs. The net effect of the ASI gain and the software charges was an after tax gain of $87,000. The comparisons in this discussion and analysis for the nine-month period exclude these non-recurring items.

                                   (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           PERCENT
                                            1998             1997           CHANGE
                                           -------          -------        --------
Revenue
     Engineering/IT                        $35,603          $35,649          (0.1)%
     Interactive Media                       6,616            5,124          29.1%
                                           -------          -------
     Total                                  42,219           40,773           3.5%

Operating earnings
     Engineering/IT                          2,232            1,910          16.9%
     Interactive Media                         451              397          13.6%
                                           -------          -------
     Total                                   2,683            2,307          16.3%

Earnings before income taxes                 2,190            1,897          15.4%

Net earnings                                 1,223            1,071          14.2%

Basic earnings per common share               0.34             0.30          13.3%

Diluted earnings per common share             0.31             0.27          14.8%


                                   (UNAUDITED)
                          NINE MONTHS ENDED DECEMBER 31
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                             (EXCLUDING NON-
                                                        (INCLUDING NON-    (EXCLUDING NON-   RECURRING ITEMS)
                                                         RECURRING ITEMS)   RECURRING ITEMS)    PERCENT
                                             1998              1997              1997           CHANGE
                                           --------          --------          --------          ----
Revenue
     Engineering/IT                        $105,187          $103,400          $103,400           1.7%

     Interactive Media                       19,484            12,980            12,980          50.1%
                                           --------          --------          --------
     Total                                  124,671           116,380           116,380           7.1%

Operating earnings
     Engineering/IT                           6,596             4,960             5,490          20.1%
     Interactive Media                          958               638               638          50.2%
                                           --------          --------          --------
     Total                                    7,554             5,598             6,128          23.3%

Earnings before income taxes                  6,353             6,338             5,277          20.4%

Net earnings                                  3,549             3,071             2,984          18.9%

Basic earnings per common share                0.98              0.88              0.86          14.0%

Diluted earnings per common share              0.88              0.80              0.78          12.8%

     Revenue increased 3.5% to $42.2 million for the quarter ended December 31, 1998 from $40.8 million for the quarter ended December 31, 1997. For the nine-month period ended December 31, 1998 (the first nine months of fiscal
1999), revenue increased 7.1% to $124.7 million compared with $116.4 million in the first nine months of fiscal 1998. Revenue for the Company's Engineering/IT business was level at $35.6 million for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. For the first nine months of fiscal 1999, the Company's Engineering/IT business grew 1.7% to $105.2 million from $103.4 million for the first nine months of fiscal 1998. Interactive Media's revenue increased 29.1% to $6.6 million for the third quarter of fiscal 1999 from $5.1 million for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, Interactive Media's revenue increased 50.1% to $19.5 million from $13.0 million for the first nine months of fiscal 1998.

     Revenue for the Company's Engineering/IT business was adversely affected by a decrease in work subcontracted to other companies and a decrease in purchased materials. For the quarter and nine-month period work subcontracted to other companies and purchased materials for the Company's Engineering/IT business decreased $2.4 million and $5.1 million, respectively, over the same periods in fiscal 1998. Subcontracting is down because in some cases A&T is gaining market share, some subcontractors have gotten their own contracts, and some subcontractors' work has not been renewed by the customer. Purchases of materials are down due, in part, to a U.S. Navy mine clearing hardware contract that is nearing completion. Without the effect of subcontracts and materials, Engineering/IT revenue would have been up nearly 8% for the quarter.

     Interactive Media revenue was favorably affected by the acquisition of UP, Inc. in November of last year and by an expanded sales force. During the quarter, funded backlog for Interactive Media increased 35% from $9.7 million to $13.1 million.

     For the quarter and nine-month period ended December 31, 1998, operating earnings for the Company were $2.7 million and $7.6 million, respectively, compared with $2.3 million and $6.1 million, respectively, in the comparable quarter and nine-month period ended December 31,1997.

     Operating earnings as a percentage of revenue (operating margin) increased to 6.4% for the current quarter and 6.1% for the nine-month period ended December 31, 1998 compared with 5.7% and 5.3%, respectively, for the prior quarter and nine-month period ended December 31, 1997. Operating margin for Engineering/IT increased to 6.3% in the third quarter of fiscal 1999 from 5.4% in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, operating margin for Engineering/IT increased to 6.3% from 5.3% for the first nine months of fiscal 1998. The reduction in lower margin subcontract and material revenue plus improved cost controls and good performance on contracts contributed to the Engineering/IT increase. Operating margin in the current quarter for Interactive Media decreased to 6.8% from 7.8% in the prior year quarter. The decrease was due in part to lower fees earned on projects, offset in part by a decrease in indirect expenses as a percentage of revenue. For the first nine months of fiscal 1999 operating margin for Interactive Media remained constant at 4.9% as compared to the first nine-months of fiscal 1998.

     Total other expenses as a percentage of revenue was 1.2% for the current quarter, compared to 1.0% for the prior year quarter. For the nine-months ended December 31, 1998, total other expenses as a percentage of revenue was 1.0% compared with 0.7% for the nine-month period ended December 31, 1997. For the current quarter and nine-month period, both interest expense and amortization of goodwill increased due to the Company's recent acquisitions, including a contingent payment to the former owners of UP, Inc. as discussed more fully below in "Liquidity and Capital Resources".

     Earnings before income taxes increased 15.4% to $2.2 million for the third quarter of fiscal 1999 from $1.9 million in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, earnings before income taxes increased 20.4% to $6.4 million from $5.3 million for the same period in the prior fiscal year. The increases for the quarter and nine-month periods were due largely to higher revenue and improved margins.

     The Company's effective tax rates on earnings were 44.1% for the third quarter and for the first nine months of fiscal 1999 compared with 43.5% for the third quarter and first nine months of fiscal 1998. The higher tax rate is primarily due to the increase in amortization of goodwill, most of which is not deductible for tax purposes.

     Net earnings for the third quarter of fiscal 1999 were $1.2 million, compared with $1.1 million for the prior fiscal year quarter, an increase of 14.2%. For the first nine months of fiscal 1999, net earnings were $3.5 million compared to net earnings for the first nine months of fiscal 1998 of $3.0 million, an increase of 18.9%.

     Basic earnings per share increased 13.3% to $0.34 for the third quarter of fiscal 1999 compared with $0.30 for the third quarter of fiscal 1998. For the nine-month period ended December 31, 1998, basic earnings per common share increased 14.0% to $0.98 compared with $0.86 for the prior year. Diluted earnings per common share increased 14.8% to $0.31 for the current quarter compared with $0.27 for the prior year quarter. For the nine-month period ended December 31, 1998, diluted earnings per share increased 12.8% to $0.88 compared to $0.78 in the prior year.

     The weighted average number of common shares used to compute basic earnings per share was 3.6 million for the current and prior year third quarter and for the first nine months of fiscal 1999 compared with 3.5 million in the first nine months of fiscal 1998. The weighted average number of common shares used to compute diluted earnings per share was 4.0 million for the current and prior year third quarter and for the current nine-month period compared with 3.8 million for the nine-month period of fiscal 1998. The increase for the nine-month period was due primarily to the exercise of stock options and an increase in the number of stock options outstanding.

LIQUIDITY & CAPITAL RESOURCES

     For the nine-month period ended December 31, 1998, net cash used by operating activities totaled $548 thousand. Cash generated by net earnings, after consideration of non-cash charges for depreciation, was offset by an increase in contract receivables of $3.6 million and a decrease in accounts payable and accrued expenses of $2.6 million.

     Contract receivables totaled $29.2 million, $25.6 million and $30.1 million as of December 31, 1998, March 31, 1998, and December 31, 1997 and represented 42%, 40% and 46% of total assets at each of those dates. The average period for payment to the Company was 63 days at December 31, 1998, 54 days at March 31, 1998 and 66 days as of December 31, 1997. The collection period at December 31, 1998 is in the normal range for the Company.

     Net cash used by investing activities for the nine-months ended December 31, 1998 was $4.3 million. The primary use of this cash was for the addition of office equipment, the development of our new management information system, and for acquisitions including a contingent payment to the former owners of UP, Inc., acquired in November 1997, in accordance with the purchase agreement.

     Net cash provided by financing activities for the first nine months of fiscal 1999 totaled $4.2 million. The primary source of cash from financing activities was proceeds from borrowing under the Company's revolving credit agreement. Uses of cash included the payment of dividends and the repurchase of the Company's common shares. On May 31, 1997, the Company announced that it had expanded its share repurchase program. The Company's Board of Directors authorized the repurchase of an additional 450,000 shares or a total of up to 750,000 shares in amounts and at times and prices to be determined by the Company's management. Since the program was initiated in March 1996, the Company has repurchased 399,400 shares. Since March 31, 1998 the Company has repurchased 42,900 shares under this repurchase program at current market prices on the dates of purchase. There are approximately 3.6 million shares outstanding.

     Any capital needs not satisfied by cash generated from operations were, and in the future are expected to be, met with money borrowed by the Company under its revolving credit agreement. The total funds available to the Company under this agreement at December 31, 1998 were $20.0 million. Borrowing under the Company's revolving credit agreement was $5.1 million at December 31, 1998, and $3.2 million as of December 31, 1997. There was no borrowing under the Company's revolving credit agreement as of March 31, 1998.

     It is anticipated that the Company's existing cash, together with funds generated from operations and borrowings under its revolving credit agreement, will be sufficient to meet its normal working capital requirements for the foreseeable future.

     The Company believes that inflation has not had a material effect on its business.

YEAR 2000 READINESS DISCLOSURE

     Many financial information and operational systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on operations and the integrity of information processing. Accordingly, some computer hardware and software, including programs embedded within equipment, may need to be modified prior to the year 2000 in order to function properly. This potential problem is referred to as the Year 2000 or Y2K issue. For purposes of this discussion, a product or system is Year 2000 compliant if it functions the same on or after January 1, 2000 as it did prior to that date.

     The Company established a task force in January 1998 to assess Year 2000 risks, identify and implement solutions to known problems, and report the results of the assessment. The task force examined the services and products the Company provides, its internal information technology (IT) software, facilities and infrastructure, and third party risks. The Company is approaching its Year 2000 readiness program in the following three phases: (1) assessment, (2) planning and preparation, and (3) implementation. The table below summarizes the Company's projected and actual progress over time:

    System Category                           Completion Dates
    ---------------                           ----------------

                                                Planning &
                              Assessment        Preparation       Implementation
                              ----------        -----------       --------------
Customer Services                 9/98            12/98               3/99
Internal IT Software              9/98            12/98               7/99
Facilities/Infrastructure         9/98            12/98               7/99

     A discussion of the Company's Year 2000 readiness program follows.

     Customer Services. The Company principally provides services to its customer base. Within the Company's Engineering/IT business unit, certain of these services involve delivery of software code or verification of the customers' testing of software. The Company's Interactive Media business unit provides services which result in custom designed computer based training materials. The services are typically provided in accordance with the specifications and requirements of the customer. The Company's services generally are not transactional or date sensitive in nature and therefore generally are not subject to Year 2000 problems. Currently, when services are provided that do involve Year 2000 issues, the services provided are Year 2000 compliant. For previously delivered services, the Company believes that its customers are responsible for their costs to achieve Year 2000 compliance. However, based on the present state of the Company's knowledge and of the law as it applies to this aspect of the Year 2000 issue, the Company is unable at this time to determine the full extent of exposure or to estimate the probable cost and timing of any required remediation.

     Internal IT Systems. The Company's Engineering/IT business embarked on a plan in 1996 to implement a comprehensive re-engineering of its business systems to better handle multiple business units or subsidiaries. As part of this scheduled plan the Company is upgrading or replacing all of its major existing business systems including upgrading a fixed asset accounting system and replacing an accounts receivable system that were not Year 2000 compliant. The decision to upgrade or replace these business systems was not accelerated as a result of the Year 2000 issue but was scheduled as part of its business systems re-engineering plans. Accordingly, the cost for this upgrade and replacement are not considered Year 2000 costs.

     The Company is using a combination of purchased applications software and custom-built software in its business system upgrade. The existing non-compliant software is being upgraded or replaced with software that is Year 2000 compliant. The Company is not repairing or rewriting any existing applications software to resolve Year 2000 issues. The scheduled implementation date for the new business systems is 1 April 1999.

     The Company's Interactive Media business unit uses Deltek System I purchased software for its business applications. While this purchased software is not currently Year 2000 compliant, the vendor has represented that it will provide at no cost a system upgrade that will make its system compliant. This upgrade is scheduled to be installed and tested by 1 July 1999.

     Facilities and Infrastructure. The Company is upgrading and testing its facilities and infrastructure (buildings and related environmental systems, network and telephone systems, security systems, alarms, desktop computers and related operating systems and applications software) to achieve Year 2000 compliance. Much of the Company's facilities and infrastructure is relatively new and Year 2000 compliant. This is the case for most of the Company's desktop computers which are replaced at the end of their three-year lease term in accordance with the Company's standard practice. With a combination of relatively new equipment and upgrades and procedural changes to address non-compliance problems, the Company believes the Year 2000 issue will not pose significant operational problems for the Company's facilities and infrastructure. The system changes identified to address the facility and infrastructure Year 2000 issues are scheduled to be finished by July 1, 1999.

     Costs for Year 2000 Compliance. The Company believes that total costs for its Year 2000 compliance activity will not be material to the Company's results of operations, liquidity and capital resources and are not expected to exceed $100,000. Costs related to the Year 2000 issue have been expensed as incurred and are funded through operating cash flows. The primary costs incurred to date have been to conduct the initial assessment of Year 2000 potential issues and develop a corrective action plan. Cost estimates are based on currently available information. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts.

     Year 2000 Risks Faced by the Company. The Year 2000 issue may also create risk for the Company due to unforeseen problems from third parties with whom the Company deals. The Company has contacted its key suppliers, customers, and other third parties to determine the possible impact on its business. Most of the third parties with whom the Company does business are engaged in executing their own Year 2000 readiness efforts. Accordingly, the Company cannot fully evaluate the Year 2000 risks from those parties. However, to date, there has been no indication that a third party's failure to be Year 2000 compliant would create a significant operational problem for the Company. The Company does not plan to use any independent verification and validation processes to assure the reliability of third party responses. While the Company now routinely assesses all data for Year 2000 compliance, the Company completed its initial assessment of third party risks in September 1998.

     The Company is heavily dependent upon the effectiveness of its primary customers' systems, principally in the U.S. Government, for the administration of contracts and payment of the Company's invoices. The Company's reasonably likely worst case Year 2000 scenario is that the Company's payments from the U.S. Government would be significantly delayed. The Company and the Professional Service Council (PSC) to which the Company belongs, have made inquiries regarding the status of compliance efforts by the Company's main government payment office, DFAS-Columbus. The following information was received via a January 11, 1999 PSC Action Update: "PSC received a letter from DFAS regarding its Y2K compliance schedule...stating that 77% of DFAS's systems are Y2K compliant and 100% will be compliant by the end of March 1999." If DFAS is not successful in becoming Year 2000 compliant the Company believes it has adequate availability of funds under its revolving credit agreement to fund any reasonable increase in accounts receivable due to government payment delays.

     While the Company has plans in place to address known Year 2000 issues under its control, an infrastructure problem outside of its control could disrupt Company operations depending on the nature and severity of the problems. The Company expects that most utilities and service providers would be able to restore service interruptions caused by Year 2000 problems within days. However, more pervasive system problems involving multiple providers could last longer depending on the complexity of the systems and the effectiveness of their contingency plans.

     Although the Company is dedicating reasonable resources towards attaining Year 2000 readiness, there is no assurance it will be successful in its efforts to identify and address all Year 2000 issues. Even if the Company acts in a timely manner to complete all of its assessments and identifies, develops and implements remediation plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Year 2000 initiatives, it may discover that actual results will differ materially from these estimates.

     The information provided above constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, within the meaning of The Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and are subject to a number of risks and uncertainties. Statements relating to the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future are forward-looking statements. Forward-looking statements set forth in the paragraphs above discuss the Company's liquidity and capital resources and Year 2000 Readiness Disclosure. The Company cautions readers that actual results could differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially include the following: general economic conditions, Navy program funding priorities, budget reductions in defense programs, delays in the development and acceptance of new commercial products and pricing pressures from competitors, and third party failures to complete their "Year 2000" conversions in a timely manner. A more complete discussion of business risk factors is included in the Company's Form 10-K for the year ended March 31, 1998.


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

                  NONE.

ITEM 5.           OTHER INFORMATION

                  NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.   EXHIBITS

                           4 FIFTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT AND REVOLVING CREDIT NOTE DATED DECEMBER 30, 1998

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



                                    ANALYSIS & TECHNOLOGY, INC.


Date:      February 12, 1999        /s/Gary P. Bennett
                                    Gary P. Bennett
                                    President and CEO



Date:     February 12, 1999         /s/David M. Nolf
                                    David M. Nolf
                                    Executive Vice President/
                                    Chief Financial and Administrative Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED: DECEMBER 31, 1998
                         COMMISSION FILE NUMBER: 0-14161







                           ANALYSIS & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  EXHIBIT INDEX



EXHIBIT NUMBER    DESCRIPTION OF DOCUMENTS

         4 FIFTH AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT AND REVOLVING CREDIT NOTE DATED DECEMBER 31, 1998

         11       EARNINGS PER SHARE CALCULATION

         27       FINANCIAL DATA SCHEDULE