Form 10-K/A
period 1998-03-31
ANALYSIS & TECHNOLOGY INC
filed 1999-05-05
CIK 310876

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10-K

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

               P.O. Box 220
                  Route 2
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

                                EXPLANATORY NOTE

     This Amendment is being filed solely to supplement the information contained in the Annual Report on Form 10-K of Analysis & Technology, Inc. (the "Company"), for the fiscal year ended March 31, 1998 concerning the business experience of Nelda S. Nardone and Dennis G. Punches contained in Item 10 therein.

                                                                               2
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


BACKGROUND INFORMATION ABOUT CURRENT DIRECTORS

     Set forth below, in alphabetical order, as of May 1, 1998, are the names and ages of all directors. The information set forth includes, as to each person, the positions and offices held with the Company, the period of service to the Company in such capacities, and a brief account of the person's business experience. Family relationships among the Board are summarized at the conclusion of this section.

Gary P. Bennett

     Gary P. Bennett, 56, is Chairman of the Board, President and Chief Executive Officer of the Company. He joined the Company in 1972, became an Executive Vice President in 1978, was named Chief Operating Officer in 1984, became President in 1991, and Chief Executive Officer in November 1992. Mr. Bennett was elected Chairman of the Board of the Company in February 1997. He is also an officer and director of various wholly owned subsidiaries of the Company. In addition, he is a director of Washington Trust Bancorp, Inc. Mr. Bennett has served as a director of the Company since 1979. His present term of office expires in 1999.

James B. Fox

     James B. Fox, 70, has been a director of the Company since 1972. He served as Chairman of the Board from November 1992 to February 1997. In 1986, Mr. Fox retired from his position as president of Mobil Oil Credit Corporation, a wholly owned subsidiary of Mobil Oil Corporation that handles its credit functions. He had been an employee of Mobil Oil Corporation since 1949. His present term of office expires in 1999.

Larry M. Fox

     Larry M. Fox, 45, has been a director of the Company since 1978. He was elected Vice-Chairman of the Board of the Company in February 1997. Mr. Fox is director of hardware operations for Fisher-Rosemount Systems, a manufacturer of process controls. He joined Fisher-Rosemount Systems in April, 1998. From 1991 to April 1998, he was programs manager for VTEL Corporation, a manufacturer of video teleconferencing systems. His present term of office expires in 2001.

Nelda S. Nardone

     Nelda S. Nardone, 59, has been a director of the Company since 1977. She was the Company's Corporate Secretary from 1976 until 1985. Mrs. Nardone's sole employment since 1985 has been as a director of the Company. Her present term of office expires in 2000.

Thurman F. Naylor

     Thurman F. Naylor, 78, has been a director of the Company since 1989. Mr. Naylor has been president and sole stockholder of Cameras and Images International, Inc., a company involved in the purchase and sale of photographic materials, since 1984. Prior to 1984, Mr. Naylor was chairman and president of Standard Thomson Corporation and Thomson International Corporation, manufacturers of temperature, pressure, and electronic controls. He has also been a director of Benthos, Inc., a fabricator of oceanographic equipment since 1987 and a director of CREME de la CREME, which buys, sells and exhibits cameras and images since October, 1994. His present term of office expires in 2000.

David M. Nolf

     David M. Nolf, 55, is Executive Vice President, Chief Financial and Administrative Officer and Secretary of the Company. Mr. Nolf has served in these capacities since 1985. He joined the Company in 1971 and became a Senior Vice President in 1979. He has been a Company director since 1976 and served as Chairman of the Board from 1978 to May 1985. He is also an officer and director of various wholly owned subsidiaries of the Company. In addition, he serves as a trustee of The Westerly Hospital and as a director for The Day newspaper. His present term of office expires in 2001.

Dennis G. Punches

     Dennis G. Punches, 62, has been a director of the Company since May 1992. Mr. Punches is a private investor. He was the chairman of Payco American Corporation, the accounts receivable management company he founded in 1959, until the firm was sold to Outsourcing Solutions, Inc. (OSI) in 1996. He is a director of OSI. Mr. Punches has served as a director of Intrum Justitia-Netherlands, an accounts receivable management firm in the Netherlands, since 1994. He was elected a director of Collection House, an Australian company, in 1998. Mr. Punches is also a trustee of Carroll

College in Waukesha, Wisconsin. His present term of office expires in 2001.

Family Relationships

     Nelda S. Nardone is the widow of Maurice W. Fox, a co-founder of the Company who died in 1978. James B. Fox, Maurice W. Fox's brother, is the father of Larry M. Fox.

                      COMPLIANCE WITH SECTION 16(a) FILINGS

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended March 31, 1998, all of its officers, directors and greater than ten percent beneficial owners, except V. Lehman Woods and Gerald Snyder, each of whom filed a Form 5 to report inadvertently omitted late Form 4 transactions, complied with all applicable Section 16(a) filing requirements.

                                   SIGNATURES (1)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Analysis & Technology, Inc.

                                  By:  /s/ Gary P. Bennett

                                       -----------------------------------------
                                          Gary P. Bennett
                                          President and Chief Executive Officer

Date:  May 5, 1999





___________

(1) This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. See, Part V.F.2. of Release 34-31905 (February 23, 1993).